Form 10QSB
period 2004-03-31
MONACO GROUP INC
filed 2004-05-24
CIK 1269036

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from             to             .
                                       ------------   -------------

                        Commission File Number: 0 - 50752

                                MONACO GROUP INC.
                                -----------------
             (Exact name of registrant as specified in its charter)


           Delaware                                        98-0404764
           --------                                        ----------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                               Number)

                       20A Voyager Court South, Etobicoke,
                            Ontario, Canada, M9W 5M7
                       -----------------------------------
                    (Address of principal executive offices)

                                 (416) 213-0028
                                 --------------
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [_]   No [X]

At May 24, 2004, the registrant had 4,446,500 shares of Common Stock, no par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [_]  No [X]

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  FINANCIAL STATEMENTS
-----------------------------













                                MONACO GROUP INC.
                                -----------------

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2004

                             (Stated in US Dollars)
                              --------------------

                                   (Unaudited)

                                MONACO GROUP INC.
                                -----------------
                       INTERIM CONSOLIDATED BALANCE SHEETS
                      March 31, 2004 and December 31, 2003
                             (Stated in US Dollars)
                              --------------------
                                   (Unaudited)


                                                (Unaudited)        (Audited)
                                                 March 31,        December 31,
                                                    2004              2003
                                               --------------    --------------

                                     ASSETS
                                     ------

Current
  Cash                                         $      17,024     $       6,977
  Accounts receivable                                 29,957                 -
                                               --------------    --------------

                                               $      46,981     $       6,977
                                               ==============    ==============


                                   LIABILITIES
                                   -----------

Current
  Accounts payable and accrued liabilities     $      21,240     $       4,110
  Loans from related party - Note 3                   20,000             1,595
  Advances from related party - Note 3                21,565                 -
                                               --------------    --------------

                                                      62,805             5,705
                                               --------------    --------------


                        STOCKHOLDERS' EQUITY (DEFICIENCY)
                        ---------------------------------

Common stock, $0.001 par value - Note 4
  10,000,000 shares authorized
  4,446,500 shares issued and outstanding              4,447             4,447
Additional paid-in capital                            80,203            80,203
Accumulated deficit                                ( 100,474)         ( 83,378)
                                               --------------    --------------

                                                    ( 15,824)            1,272
                                               --------------    --------------

                                               $      46,981     $       6,977
                                               ==============    ==============



Nature and Continuance of Operations - Note 1
Commitments - Notes 3 and 4














                             SEE ACCOMPANYING NOTES

                                MONACO GROUP INC.
                                -----------------
                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
                    for the three months ended March 31, 2004
                             (Stated in US Dollars)
                              --------------------
                                   (Unaudited)






Revenue
   Sales                                                         $      35,068

   Cost of sales                                                        33,788
                                                                 --------------

   Gross profit                                                          1,280
                                                                 --------------

General and Administrative Expenses
   Accounting and audit fees                                             2,000
   Bank charges and interest                                               129
   Filing and regulatory fees                                            1,385
   Legal fees                                                           14,237
   Transfer agent fees                                                     625
                                                                 --------------

                                                                        18,376
                                                                 --------------

Net loss for the period                                          $  (   17,096)
                                                                 ==============

Basic loss per share                                             $  (     0.00)
                                                                 ==============


Weighted average number of shares outstanding                        4,446,500
                                                                 ==============




















                             SEE ACCOMPANYING NOTES

                                MONACO GROUP INC.
                                -----------------
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                    for the three months ended March 31, 2004
                             (Stated in US Dollars)
                              --------------------
                                   (Unaudited)


Cash flows from Operating Activities
   Net loss for the period                                       $  (   17,096)
   Changes in non-cash working capital item:
     Accounts receivable                                            (   29,957)
     Accounts payable and accrued liabilities                           17,130
                                                                 --------------

                                                                    (   29,923)
                                                                 --------------

Cash flow from Financing Activities
   Loans from related party                                             18,405
   Advances from related party                                          21,565
                                                                 --------------

                                                                        39,970
                                                                 --------------

Increase in cash during the period                               $      10,047

Cash, beginning of period
                                                                         6,977

Cash, end of period                                              $      17,024
                                                                 ==============


Supplemental disclosure of cash flow information
  Cash paid for:
     Interest                                                    $           -
                                                                 ==============

     Income taxes                                                $           -
                                                                 ==============



















                             SEE ACCOMPANYING NOTES

                                MONACO GROUP INC.
                                -----------------
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              for the period July 21, 2003 (Date of Incorporation)
                                to March 31, 2004
                             (Stated in US Dollars)
                              --------------------
                                   (Unaudited)


                                               Common Stock         Additional
                                               ------------           Paid-in      Accumulated
                                         Number       Par Value       Capital        Deficit         Total
                                      ------------   ------------   ------------   ------------   ------------
Capital stock issued - Note 5
   For services     - at $0.01          4,000,000    $     4,000    $    36,000    $         -    $    40,000
   For services     - at $0.10            175,000            175         17,325              -         17,500
   For cash         - at $0.10            271,500            272         26,878              -         27,150

Net loss for the period ended
December 31, 2003                               -              -              -       ( 83,378)      ( 83,378)
                                      ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2003              4,446,500    $     4,447    $    80,203    $  ( 83,378)   $     1,272

Net loss for the period ended
March 31, 2004                                                                        ( 17,096)      ( 17,096)
                                      ------------   ------------   ------------   ------------   ------------

Balanced, March 31, 2004                4,446,500    $     4,447    $    80,203    $ ( 100,474)   $  ( 15,824)
                                      ============   ============   ============   ============   ============































                             SEE ACCOMPANYING NOTES

                                MONACO GROUP INC.
                                -----------------
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      March 31, 2004 and December 31, 2003
                             (Stated in US Dollars)
                              --------------------
                                   (Unaudited)


Note 1    Nature and Continuance of Operations
          ------------------------------------

          The Company was incorporated in the State of Delaware, United States of America on July 21, 2003 and the fiscal year end is December 31. As a resultthere is no comparative period and no comparative amounts are shown in the Statements of Operations and Cash Flows.

          The Company's business is brokerage, sales, merchandising and distribution of grocery and consumer products across Canada and the United States of America to independent and chain grocery stores, discount stores, drug stores, convenience stores and other distributors.

          These consolidated financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $100,474 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

          The Company has a working capital deficiency of $15,824 at March 31, 2004 which is not sufficient to support current commitments and operations and planned expansion for the next twelve months. The outcome of these matters cannot be predicted with any certainty at this time. The Company has historically satisfied its capital need primarily by issuing equity securities or by borrowing from investors.


Note 2    Basis of Presentation
          ---------------------

          The  accompanying  unaudited  interim  financial  statements have been prepared by the Company in conformity with generally accepted accounting principles of the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, however, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the interim period ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2004. These interim financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2003 included in the Company's Form SB-2 as filed and amended with the Securities and Exchange Commission on March 18, 2004, April 6, 2004, April 23, 2004 and May 5, 2004.

Monaco Group Inc.
Notes to the Consolidated Financial Statements
March 31, 2004 and December 31, 2003
(Stated in US Dollars) - Page 2
 --------------------
(Unaudited)


Note 3    Loans and Advances from Related Party
          -------------------------------------

          Loans from related party are due to a shareholder of the Company and are unsecured, bear interest at 10% per annum and are due within seven days of notice. The Company has been provided a line of credit from this related party up to $20,000 on these terms. The shareholder has agreed to waive the interest charge up to March 31, 2004

          The shareholder has also advanced an additional $21,565 which is unsecured, non-interest bearing and due on demand.

Note 4    Common Stock
          ------------

          Capital stock issued, par value and additional paid-in capital have been retroactively adjusted for a forward stock split approved by the Company on September 29, 2003, allocating nine more shares for each one share held.

          Pursuant to an Option Agreement dated July 23, 2003, the Company has an option to repurchase up to 90% of the common stock owned by certain directors of the Company up to July 2004 and 75% of the stock to July 2005 in the event they terminate their employment as directors of the Company. The stock may be repurchased by the Company for 110% of the average amount paid for the stock to July 2004 and 120% to July, 2005. The total stock applicable to this Option Agreement are based on the number of shares owned by those directors of the Company on the date of their termination. At December 31, 2003 and March 31, 2004, directors of the Company subject to the Option Agreement owned an aggregate of 2,240,000 common shares.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

General
-------

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our financial statements (and notes related thereto) appearing elsewhere in this report.

We are a developmental stage company incorporated in Delaware on July 21, 2003. We have two wholly owned subsidiaries, Monaco (Canada) Inc., incorporated under the laws of the Province of Ontario on July 25, 2003, and MG Holdings Inc., incorporated under the laws of the Province of Ontario on November 10, 2003.

In October 2003, we entered the grocery distribution business in Canada through our subsidiary, Monaco (Canada). Since that time, we purchased brand name grocery products manufactured by such companies as Coca Cola, Pepsi Co., Kraft Foods, and Colgate-Palmolive from suppliers on an order-by-order basis and sold these products to a limited number of wholesale customers in Canada. We distributed products to these customers on an order-by-order basis. We currently rely on a few major customers for all of our grocery distribution business.

Results of Operations
---------------------

First Quarter 2004
------------------

Revenues.  Product  revenues for the three months ended March 31, 2004  ("2004")
--------
were $35,068. As we were not incorporated until July 21, 2003, we cannot present comparative information for the three months ended March 31, 2003 ("2003"). This revenue is entirely derived from our grocery distribution business in Canada through our subsidiary, Monaco (Canada). We expect revenue from our grocery distribution business to increase each quarter in fiscal 2004, as we gain suppliers and customers.

Cost of Sales.  Cost of sales was  $33,788  in 2004  (96%,  as a  percentage  of
-------------
sales). If our revenue increases as we anticipate, we anticipate that cost of sales as a percentage of sales will decrease.

General and Administrative Expenses. General and administrative expenses totaled
-----------------------------------
$18,376 in 2004. This total was primarily due to legal fees of $14,237, mainly related to the filing of a registration statement on Form SB-2.

Liquidity and Capital Resources
-------------------------------

As of March 31, 2004, we had a working capital deficit of $15,824. As of March 31, 2004, our cash and cash equivalents increased to $17,024 from $6,977 at December 31, 2003. Cash used in operating activities amounted to $29,923, attributable to the net loss and increase in receivables. Financing activities provided $39,970 from borrowing from a related party.

For the quarter ended March 31, 2004, the Company posted a quarterly loss of $17,096. The Company expects to continue to operate at a loss while the business grows, at least through fiscal 2004.

We have funded our financial needs from inception primarily through net proceeds received through private sales of our securities, as well as borrowings from related parties.

Related Party Transactions
--------------------------

On July 24, 2003, we entered into a Loan Facility Agreement with Burgio Family Holdings Inc., our largest stockholder. This Loan Facility Agreement allows us to borrow up to $20,000 at 10% interest per annum on all amounts advanced. We currently have borrowings of $20,000 under the loan. The money is accessible upon seven days notice to Burgio Family Holdings Inc. and is unsecured and payable on demand upon 30 days written notice from Burgio Family Holdings Inc.

We have also borrowed an additional $21,565 from Burgio Family Holdings Inc., which is unsecured, non-interest bearing and due on demand. There is no written agreement related to this loan.

Exposure to Market Risk
-----------------------

Our exposure to market risk for changes in interest rates is low due to our limited assets. Our borrowings bear interest at a fixed rate.

Plan of Operations
------------------

Over the next twelve months, we plan to enter the food brokerage business and further develop our distribution business.

As of March 31, 2004, we had cash of $17,024 and we had borrowed $20,000 under our loan agreement with Burgio Family Holdings, our largest stockholder, and received additional advances of $21,565. This loan agreement allows us to borrow up to $20,000 at 10% interest. Amounts outstanding under the loan agreement are payable on demand upon 30 days written notice from Burgio Family Holdings Inc. At March 31, 2004, our available funds totaled $17,024, from cash on hand.

At our current limited level of operations, our available funds could likely satisfy our cash requirements for the next twelve months. However, we plan to increase our business in the next three to six months, and will likely require additional funds to do so.

Specifically, in the next three months, we, through our wholly-owned subsidiary, Monaco (Canada) Inc., plan to start contacting manufacturers and suppliers of food and consumer goods in Canada and offer them our brokerage and marketing services throughout the grocery and foodservice industry in an effort to establish a national presence for those clients. Our management will contact these manufacturers and suppliers through referrals or by cold calling. We will also offer sales and merchandising services to these manufacturers and suppliers. We anticipate that we will generate revenue from our brokerage business by earning commissions and fees from the sale of the products of our clients to independent and chain grocery stores, discount stores, drug stores, convenience stores and other grocery and foodservice distributors. These activities will require at least $10,000 for the development of brochures for our brokerage business and approximately $20,000 for travel, office supplies, and other selling expenses. In connection with these activities, we intend to use existing cash or borrowings under our loan agreement. If we cannot finance this activity with available cash, then we will seek alternative sources of funding, including loans from our directors, officers, or stockholders, commercial or private lenders, or credit from suppliers. Without regard to the
                                                           ---------------------
existing loan agreement with Burgio Family  Holdings,  our largest  shareholder,
--------------------------------------------------------------------------------
there can be no  assurances  that loans will be  available  from our  directors,
--------------------------------------------------------------------------------
officers or  stockholders on favorable  terms, if at all.  Without regard to the
--------------------------------------------------------------------------------
existing loan agreement with Burgio Family  Holdings,  our largest  shareholder,
--------------------------------------------------------------------------------
there are no agreements  with any of our directors,  officers or stockholders to
--------------------------------------------------------------------------------
provide loans.
--------------

Over the  next  twelve  months,  we plan to  further  develop  our  distribution business in Canada, through Monaco (Canada). On July 24, 2003, we hired a consultant, Tony Carbonara, to compile information pertaining to the grocery industry and prospective suppliers. During the next twelve months, our management will contact these prospective suppliers of grocery products and attempt to establish them as vendors. Our management will also attempt to expand our customer base by continuously offering prospective retail and wholesale customers the grocery products sourced from our existing and prospective suppliers at competitive prices. We anticipate that we will continue to generate revenue from the distribution of grocery products to independent and chain grocery stores, discount stores, drug stores, convenience stores and other grocery and foodservice distributors. To expand the distribution business during the next twelve months, we expect to incur sales and marketing costs of $15,000 and general and administrative costs of $20,000 during this period. We intend to finance these costs by using existing cash, borrowings under our loan agreement and profits generated from our distribution business. If we cannot finance this activity with available cash and the profits generated from the distribution of grocery products, we will seek alternative sources of funding, including loans from our directors, officers, or stockholders, commercial or private lenders, or credit from suppliers. Without regard to the existing loan agreement with Burgio
                       ---------------------------------------------------------
Family Holdings, our largest shareholder,  there can be no assurances that loans
--------------------------------------------------------------------------------
will be available  from our  directors,  officers or  stockholders  on favorable
--------------------------------------------------------------------------------
terms,  if at all.  Without  regard to the existing loan  agreement  with Burgio
--------------------------------------------------------------------------------
Family Holdings,  our largest  shareholder,  there are no agreements with any of
--------------------------------------------------------------------------------
our directors, officers or stockholders to provide loans.
---------------------------------------------------------

In connection with our increased distribution business:

     o To purchase products from vendors to be held as inventory, we may need to raise additional funds. It is unlikely that vendors will give us sufficient credit to fund significant inventory. Therefore, we will need to use our available cash to finance inventory that is not funded by vendor credit. If we do not have enough available cash to finance inventory, then we will need to seek alternative sources of funding, including loans from our directors, officers, or stockholders, or commercial or private lenders.
     o To warehouse any products held in inventory, we will require the use of a third-party warehouse to store such products. A corporation controlled by our CFO and director, Suzanne Lilly, currently provides warehousing services to us. This corporation has agreed to provide warehousing services, as needed, until June 30, 2004 at no cost. Thereafter, if we require the use of warehousing services from this corporation, it would provide such services, on a per use basis, inline with standard market rates. This corporation currently charges its customers at a rate of $3.75 per pallet for inbound, $3.75 per pallet for outbound and $4.50 per pallet per month for storage. If we do not have enough available cash to fund warehousing costs, we will need to raise additional funds to pay for such warehousing by seeking alternative sources of funding, including loans from our directors, officers, or stockholders, or commercial or private lenders.

Over the next three to six months, we plan to recruit a staff of up to four persons to focus on procurement, sales and marketing, administration and to assist with the launch of our business and thereafter commence selling our products and services. We plan to hire a purchasing agent and salespersons on a commission-only basis, if possible. By doing so, we could avoid using our limited cash to pay salaries for these individuals. For salespersons, we intend to pay a commission range of 0.5% to 3.0% of gross sales depending on the type of product sold. We believe that this level of commission will allow us to recruit a qualified salesperson, yet retain a reasonable profit margin. For a purchasing agent, we intend to pay a commission range of 0.5% to 1.0% of gross sales depending on the type of product sold and the cost of product purchased. We believe that this level of commission will allow us to recruit a qualified salesperson, yet retain a reasonable profit margin. An administrative employee hired by us would likely be hired on an hourly basis for approximately $10 to $15 per hour or approximately $20,000 to $30,000 per year. We do not believe that our current cash will be sufficient to recruit a full procurement, sales and marketing, and administrative staff. We could recruit up to one staff member, likely an administrative employee, using available cash and borrowing under our loan agreement. If we cannot finance this activity with available cash, then we will seek alternative sources of funding, including loans from our directors, officers, or stockholders or commercial or private lenders.

Without regard to the existing loan agreement with Burgio Family  Holdings,  our
--------------------------------------------------------------------------------
largest  shareholder,  there can be no  assurances  that loans will be available
--------------------------------------------------------------------------------
from our directors,  officers or  stockholders  on favorable  terms,  if at all.
--------------------------------------------------------------------------------
Without regard to the existing loan agreement with Burgio Family  Holdings,  our
--------------------------------------------------------------------------------
largest shareholder, there are no agreements with any of our directors, officers
--------------------------------------------------------------------------------
or stockholders to provide loans.
---------------------------------

During the next twelve months, we also intend to acquire local and regional food brokerage companies in the United States and Canada. Potential target companies must have strong account service relationships, complementary product lines and compatible financial strengths. Acquired companies will likely be held by our subsidiary, MG Holdings Inc. We hope to find a suitable company or suitable companies within the next twelve months, however we have not yet identified any companies that meet our criteria, and we do not have a specific timetable for acquisitions. Acquisitions will require significant financial resources. Available cash will not be sufficient to fund acquisitions. We would likely finance acquisitions with loans from commercial or private lenders. We are not certain that we will be able to obtain such financing to fund any acquisitions. As of May 24, 2004, we have not identified any prospective acquisitions.

Adequate funds may not be available when needed or on terms acceptable to us. In the event that we are not able to obtain additional funding on a timely basis, our business may fail or we may be required to limit any proposed operations.

                           FORWARD LOOKING STATEMENTS
                           --------------------------

Certain matters discussed or referenced in this report, including expectation of increased revenues and continuing losses, our financing requirements, our capital expenditures and our prospects for the development of our grocery distribution business, are forward-looking statements. Other forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will", "expect", "believe", "estimate", "anticipate", "intend", "continue", or similar terms, variations of such terms or the negative of such terms. All forward-looking statements speak only as of the date of this report, and we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this report to reflect any change in our expectations with regard to such statements or any change in events, conditions or circumstances on which any such statement is based. Although such statements are based upon our current expectations, and we believe such expectations are reasonable, such expectations, and the forward-looking statements based on them, are subject to a number of factors, risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including those described below and in our other filings with the Securities and Exchange Commission.

ITEM 3 - CONTROLS AND PROCEDURES
--------------------------------

(a) Evaluation of Disclosure Controls and Procedures. Management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). This evaluation was conducted as of March 31, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

(b) Changes in Internal Control Over Financial Reporting. Our Chief Executive Officer and Chief Financial Officer have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.


ITEM 5 - OTHER INFORMATION
--------------------------

There were no material changes to the procedures by which security holders may recommend nominees to the registrant board of directors.

                          PART II -- OTHER INFORMATION
                          ----------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits

31.1.     Rule 13a-14(a) Certification of Chief Executive Officer

31.2.     Rule 13a-14(a) Certification of Chief Financial Officer

32.1. Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2.     Certification  of  Chief  Financial  Officer  Pursuant  to  18  U.S.C.
          section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

None.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Monaco Group Inc.
                                                (Registrant)


                                                /s/ Peter Nelipa
                                                ---------------------------
                                                Peter Nelipa
                                                Chief Executive Officer
                                                (Duly Authorized Officer)

                                                Date: May 24, 2004


                                                /s/ Suzanne Lilly
                                                ---------------------------
                                                Suzanne Lilly
                                                Chief Financial Officer
                                                (Principal Financial Officer)

                                                Date: May 24, 2004

                                  Exhibit Index
                                  -------------

31.1.     Rule 13a-14(a) Certification of Chief Executive Officer

31.2.     Rule 13a-14(a) Certification of Chief Financial Officer

32.1.     Certification  of  Chief  Executive  Officer  Pursuant  to  18  U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2.     Certification  of  Chief  Financial  Officer  Pursuant  to  18  U.S.C.
          section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.