Form 10QSB
period 2004-06-30
MONACO GROUP INC
filed 2004-08-19
CIK 1269036

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from         to         .
                                         --------   ---------

                        Commission File Number: 0 - 50752

                                MONACO GROUP INC.
                                -----------------
             (Exact name of registrant as specified in its charter)


           Delaware                                             98-0404764
           --------                                             ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

          20A Voyager Court South, Etobicoke, Ontario, Canada, M9W 5M7
          ------------------------------------------------------------
                    (Address of principal executive offices)

                                 (416) 213-0028
                                 --------------
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes |_|   No |X|

At August 19, 2004, the registrant had 4,476,500 shares of Common Stock, no par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one):   Yes |_|   No |X|

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1. FINANCIAL STATEMENTS
----------------------------













                                MONACO GROUP INC.
                                -----------------

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2004

                             (Stated in US Dollars)

                                   (Unaudited)
                                    ---------

                                MONACO GROUP INC.
                                -----------------
                       INTERIM CONSOLIDATED BALANCE SHEET
                       June 30, 2004 and December 31, 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------


                                                        June 30,          December 31,
                                     ASSETS               2004                2003
                                     ------         ----------------    ----------------

Current
   Cash                                             $         1,297     $         6,977
   Accounts receivable                                       83,923                   -
                                                    ----------------    ----------------
                                                    $        85,220     $         6,977
                                                    ================    ================


                                   LIABILITIES
                                   -----------

Current
   Accounts payable and accrued liabilities         $        88,486     $         4,110
   Loans from related party - Note 3                         20,000               1,595
   Advances from related party - Note 3                      22,598                   -
                                                    ----------------    ----------------
                                                            131,084               5,705
                                                    ----------------    ----------------


                        STOCKHOLDERS' EQUITY (DEFICIENCY)
                        ---------------------------------

Common stock, $0.001 par value - Note 4
   10,000,000 shares authorized
   4,446,500 shares issued and outstanding                    4,447               4,447
Additional paid-in capital                                   81,203              80,203
Accumulated deficit                                        (131,514)            (83,378)
                                                    ----------------    ----------------
                                                            (45,864)              1,272
                                                    ----------------    ----------------
                                                    $        85,220     $         6,977
                                                    ================    ================


Nature and Continuance of Operations - Note 1
Commitments - Notes 3, 4 and 5
Subsequent Events - Notes 4 and 5











                             SEE ACCOMPANYING NOTES

                                MONACO GROUP INC.
                                -----------------
                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
             for the three and six month periods ended June 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------


                                                    Three Months         Six Months
                                                       Ended               Ended
                                                      June 30,            June 30,
                                                        2004                2004
                                                  ----------------    ----------------

Sales                                             $       159,361     $       194,429

Cost of sales                                             157,750             191,538
                                                  ----------------    ----------------
Gross profit                                                1,611               2,891
                                                  ----------------    ----------------
General and Administrative Expenses
   Accounting and audit fees                                3,850               5,850
   Bank charges and interest - Note 3                         634               1,263
   Filing and regulatory fees                               2,460               3,845
   Legal fees                                              24,990              39,227
   Office and miscellaneous                                   217                 217
   Transfer agent fees                                          -                 625
                                                  ----------------    ----------------
                                                           32,151              51,027
                                                  ----------------    ----------------
Net loss for the period                           $       (30,540)    $       (48,136)
                                                  ================    ================
Basic loss per share                              $         (0.01)    $         (0.01)
                                                  ================    ================
Weighted average number of shares outstanding           4,446,500           4,446,500
                                                  ================    ================


















                             SEE ACCOMPANYING NOTES

                                MONACO GROUP INC.
                                -----------------
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                     for the six months ended June 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------


                                                                     2004
                                                              ----------------

Cash flows from Operating Activities
   Net loss for the period                                    $       (48,136)
   Non-cash interest expense                                            1,000
   Changes in non-cash working capital item:
     Accounts receivable                                              (83,923)
     Accounts payable and accrued liabilities                          84,376
                                                              ----------------

                                                                      (46,683)
                                                              ----------------

Cash flow from Financing Activities
   Loans from related party                                            41,003
                                                              ----------------

Increase in cash during the period                                     (5,680)

Cash, beginning of period                                               6,977
                                                              ----------------

Cash, end of period                                           $         1,297
                                                              ================


Supplemental disclosure of cash flow information
   Cash paid for:
     Interest                                                 $             -
                                                              ================

     Income taxes                                             $             -
                                                              ================


Non-cash Transaction - Note 3


















                             SEE ACCOMPANYING NOTES

                                MONACO GROUP INC.
                                -----------------
       INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
      for the period July 21, 2003 (Date of Incorporation) to June 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------


                                            Common Stock            Additional
                                            ------------             Paid-in      Accumulated
                                        Number       Par Value       Capital        Deficit         Total
                                     ------------   ------------   ------------   ------------   ------------

Capital stock issued - Note 5
  For services        - at $0.01       4,000,000    $     4,000    $    36,000    $         -    $    40,000
  For services        - at $0.10         175,000            175         17,325              -         17,500
  For cash            - at $0.10         271,500            272         26,878              -         27,150
Net loss for the period ended
 December 31, 2003                             -              -              -        (83,378)       (83,378)
                                     ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2003             4,446,500          4,447         80,203        (83,378)         1,272
Capital contribution - Note 3                  -              -          1,000              -          1,000
Net loss for the period                        -              -              -        (48,136)       (48,136)
                                     ------------   ------------   ------------   ------------   ------------

Balance, June 30, 2004                 4,446,500    $     4,447    $    81,703    $  (130,514)   $   (45,864)
                                     ============   ============   ============   ============   ============































                             SEE ACCOMPANYING NOTES

                                MONACO GROUP INC.
                                -----------------
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 2004 and December 31, 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------


Note 1    Nature and Continuance of Operations
          ------------------------------------

          The Company was incorporated in the State of Delaware, United States of America on July 21, 2003 and the fiscal year end is December 31. As a result, there is no comparative period and no comparative amounts are shown in the Statements of Operations and Cash Flows.

          The Company's business is brokerage, sales, merchandising and distribution of grocery and consumer products across Canada and the United States of America to independent and chain grocery stores, discount stores, drug stores, convenience stores and other distributors.

          These interim consolidated financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $130,514 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

          The Company has a working capital deficiency of $45,864 at June 30, 2004 and must support current commitments and operations and planned expansion for the next twelve months. The outcome of these matters cannot be predicted with any certainty at this time. The Company has historically satisfied its capital need primarily by issuing equity securities or borrowing from shareholders.


Note 2    Basis of Presentation
          ---------------------

          The  accompanying  unaudited  interim  financial  statements have been prepared by the Company in conformity with generally accepted accounting principles of the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, however, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the interim period ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2004. These interim financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2003 included in the Company's Form SB-2 as filed and amended with the Securities and Exchange Commission on March 18, 2004, April 6, 2004, April 23, 2004 and May 5, 2004.

Monaco Group Inc.
Notes to the Interim Consolidated Financial Statements
June 30, 2004
(Stated in US Dollars) - Page 2
(Unaudited)
 ---------


Note 3    Loans from Related Party
          ------------------------

          Loans from related party are due to a shareholder of the Company and are unsecured, bear interest at 10% per annum and are due within seven days of notice. The Company has been provided a line of credit from this related party up to $20,000 on these terms. The shareholder has agreed to waive the interest charge up to June 30, 2004.

          The shareholder has also advanced an additional $22,598 which is unsecured, non-interest bearing and due on demand.


Note 4    Common Stock
          ------------

          Capital stock issued, par value and additional paid-in capital have been retroactively adjusted for a forward stock split approved by the Company on September 29, 2003, allocating nine more shares for each one share held.

          Pursuant to an Option Agreement dated July 23, 2003, the Company has an option to repurchase up to 90% of the common stock owned by certain directors of the Company up to July, 2004 and 75% of the stock to July, 2005 in the event they terminate their tenure as directors of the Company. The stock may be repurchased by the Company for 110% of the average amount paid for the stock to July, 2004 and 120% to July, 2005. The total stock applicable to this Option Agreement are based on the number of shares owned by those directors of the Company on the date of their termination. At December 31, 2003 and June 30, 2004, directors of the Company subject to the Option Agreement owned an aggregate of 2,240,000 common shares.

          Subsequent to June 30, 2004, the Company has proposed to the shareholders to approve the increase in authorized common stock to 15,000,000 shares, and the authorization of 4,000,000 preferred stock at $0.001 par value.


Note 5    Subsequent Events - Note 4
          -----------------

          a) On July 1, 2004, the Company entered into an agreement to purchase all of the issued and outstanding shares of Bayshore Foods Inc. ("Bayshore") in consideration for a note payable in the amount of CDN$350,000 and 400,000 common shares of the Company.

          b) On July 16, 2004, MG Holding Inc. ("MGH"), the Company's wholly-owned subsidiary, amended its articles of incorporation to create a new class of stock in the capital of MGH of "Non-Voting Exchangeable Shares". The rights, privileges, restrictions and conditions attaching to the Non-Voting Exchangeable Shares include:

               i) Each Non-Voting Exchangeable Share may be exchanged for two shares of the Company's common stock.

Monaco Group Inc.
Notes to the Interim Consolidated Financial Statements
June 30, 2004
(Stated in US Dollars) - Page 2
(Unaudited)
 ---------


Note 5    Subsequent Events - Note 4 - (cont'd)
          -----------------

          b)   -(cont'd)

               ii) On not less than 30 days prior notice, MGH may redeem some or all of the then outstanding Non-Voting Exchangeable Shares ("Redemption") on any date selected by its board of directors at $1.25 per Non-Voting Exchangeable Share.

               iii) Holders of Non-Voting  Exchangeable  Shares shall have until the 10th day immediately preceding the Redemption to elect, by written notice to the Company, to exchange the Non-Voting Exchangeable Shares for Company common stock.

          c) On July 27, 2004, MGH completed the acquisition of the business and all the assets (the "Sugar Business Assets") of the sugar division of Sweet Valley Foods Inc. ("SVF"). The consideration paid for the Sugar Business Assets by MGH was CDN$80,000 cash payment, CDN$282,725 for inventory and 750,000 Non-Voting Exchangeable Shares. A company affiliated with SVF will loan to MGH the purchase amount of the inventory on a short-term basis. A shareholder of the Company will financed the CDN$80,000 cash payment.

               The Company has formed a new subsidiary  called Sweet Valley Food
               Corporation,   an  Ontario  corporation,  to  operate  the  Sugar
               Business Assets acquired by MG Holdings Inc.

          d) Subsequent to June 30, 2004, the Company agreed to issue 30,000 restricted common shares and has granted 90,000 stock purchase options, exercisable at $1 per share, for a period of five years, to three directors of the Company.

Item 2. -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL  CONDITION  AND
--------------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

General
-------

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our financial statements (and notes related thereto) appearing elsewhere in this report.

We are a developmental stage company incorporated in Delaware on July 21, 2003. We have three wholly owned subsidiaries, Monaco (Canada) Inc., incorporated under the laws of the Province of Ontario on July 25, 2003, MG Holdings Inc., incorporated under the laws of the Province of Ontario on November 10, 2003, and Sweet Valley Food Corporation, incorporated under the laws of the Province of Ontario on May 14, 2004.

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

Subsequent to June 30, 2004, we completed our acquisition of certain assets of Sweet Valley Foods Inc. and we plan to manufacture, process, and distribute sugar using the assets we acquired from Sweet Valley Foods Inc. beginning in July 2004. We hope to close the acquisition of Bayshore Foods, Inc. in August and enter the snack food business at that time.

Results of Operations
---------------------

Second Quarter 2004 and Six Months Ended June 30, 2004
------------------------------------------------------

Revenues.  Product  revenues  for the  three  months  ended  June 30,  2004 were
---------
$159,361. Product revenues for the six months ended June 30, 2004 were $194,429. As we were not incorporated until July 21, 2003, we cannot present comparative information for the three or six months ended June 30, 2003. This revenue was entirely derived from our grocery distribution business in Canada through our subsidiary, Monaco (Canada). We expect revenue from our grocery distribution business to increase each quarter in fiscal 2004, as we gain suppliers and customers.

Cost of Sales.  Cost of sales was  $157,750  for the three months ended June 30,
--------------
2004 (99%, as a percentage of sales). Cost of sales was $191,538 for the six months ended June 30, 2004 (99%, as a percentage of sales). If our revenue increases as we anticipate, we anticipate that cost of sales as a percentage of sales will decrease.

General and Administrative Expenses. General and administrative expenses totaled
------------------------------------
$32,151 for the three months ended June 30, 2004. General and administrative expenses totaled $51,027 for the six months ended June 30, 2004. This total was primarily due to legal fees of $24,990 (three months) and $39,227 (six months), mainly related to the filing of a registration statement on Form SB-2.

Liquidity and Capital Resources
-------------------------------

As of June 30, 2004, we had a working capital deficit of $45,864. As of June 30, 2004, our cash and cash equivalents increased to $1,297 from $6,977 at December 31, 2003. Cash used in operating activities amounted to $46,683, attributable mainly to the net loss over the six-month period ended June 30, 2004. Financing activities provided $41,003 from borrowing from a related party over the six-month period ended June 30, 2004.

For the quarter ended June 30, 2004, the Company posted a quarterly loss of $30,540. The Company expects to continue to operate at a loss while the business grows, at least through fiscal 2004.

We have funded our financial needs from inception primarily through net proceeds received through private sales of our securities, as well as borrowings from related parties.

Related Party Transactions
--------------------------

On July 24, 2003, we entered into a Loan Facility Agreement with Burgio Family Holdings Inc., our largest stockholder. This Loan Facility Agreement allows us to borrow up to $20,000 at 10% interest per annum on all amounts advanced. We currently have borrowings of $20,000 under the loan. The money is accessible upon seven days notice to Burgio Family Holdings Inc. and is unsecured and payable on demand upon 30 days written notice from Burgio Family Holdings Inc. Burgio Family Holdings Inc. has agreed to waive the interest charge through June 30, 2004.

We have also borrowed an additional $22,598 from Burgio Family Holdings Inc., which is unsecured, non-interest bearing and due on demand. There is no written agreement related to this loan.

Exposure to Market Risk
-----------------------

Our exposure to market risk for changes in interest rates is low due to our limited assets. Our borrowings bear interest at a fixed rate.

Plan of Operations
------------------

General.  Over the next  twelve  months,  we plan to  enter  the food  brokerage
--------
business and further develop our distribution business. Additionally, we will manufacture, process, and distribute sugar using the assets we acquired from Sweet Valley Foods Inc. in July 2004. We hope to close the acquisition of Bayshore Foods, Inc. in August 2004 and enter the snack food business at that time.

As of June 30, 2004, we had cash of $1,297 and we had borrowed $20,000 under our loan agreement with Burgio Family Holdings, our largest stockholder, and received additional advances of $22,598. This loan agreement allows us to borrow up to $20,000 at 10% interest. Amounts outstanding under the loan agreement are payable on demand upon 30 days written notice from Burgio Family Holdings Inc. At June 30, 2004, our available funds totaled $1,297, from cash on hand.

At our current limited level of operations, our available funds could likely satisfy our cash requirements for less than three months. We anticipate that we will collect accounts receivable that will allow us to meet our cash requirements for a longer period. If we cannot finance our operating activity with available cash, then we will seek alternative sources of funding, including loans from our directors, officers, or stockholders, commercial or private lenders, or credit from suppliers. Without regard to the existing loan agreement
                                   ---------------------------------------------
with Burgio Family Holdings, our largest shareholder, there can be no assurances
--------------------------------------------------------------------------------
that loans will be available from our  directors,  officers or  stockholders  on
--------------------------------------------------------------------------------
favorable  terms, if at all.  Without regard to the existing loan agreement with
--------------------------------------------------------------------------------
Burgio Family Holdings,  our largest  shareholder,  there are no agreements with
--------------------------------------------------------------------------------
any of our directors, officers or stockholders to provide loans.
----------------------------------------------------------------

Brokerage.  In the next three months,  we, through our wholly-owned  subsidiary,
----------
Monaco (Canada) Inc., plan to start contacting manufacturers and suppliers of food and consumer goods in Canada and offer them our brokerage and marketing services throughout the grocery and foodservice industry in an effort to establish a national presence for those clients. Our management will contact these manufacturers and suppliers through referrals or by cold calling. We will also offer sales and merchandising services to these manufacturers and suppliers. We anticipate that we will generate revenue from our brokerage business by earning commissions and fees from the sale of the products of our clients to independent and chain grocery stores, discount stores, drug stores, convenience stores and other grocery and foodservice distributors. These activities will require at least $10,000 for the development of brochures for our brokerage business and approximately $20,000 for travel, office supplies, and other selling expenses. In connection with these activities, we intend to use existing cash or borrowings under our loan agreement. If we cannot finance this activity with available cash, then we will seek alternative sources of funding, including loans from our directors, officers, or stockholders, commercial or private lenders, or credit from suppliers.

Distribution.  Over the next  twelve  months,  we plan to  further  develop  our
-------------
distribution business in Canada, through Monaco (Canada). On July 24, 2003, we hired a consultant, Tony Carbonara, to compile information pertaining to the grocery industry and prospective suppliers. During the next twelve months, our management will contact these prospective suppliers of grocery products and attempt to establish them as vendors. Our management will also attempt to expand our customer base by continuously offering prospective retail and wholesale customers the grocery products sourced from our existing and prospective suppliers at competitive prices. We anticipate that we will continue to generate revenue from the distribution of grocery products to independent and chain grocery stores, discount stores, drug stores, convenience stores and other grocery and foodservice distributors. To expand the distribution business during the next twelve months, we expect to incur sales and marketing costs of $15,000 and general and administrative costs of $20,000 during this period. We intend to finance these costs by using existing cash, borrowings under our loan agreement and profits generated from our distribution business. If we cannot finance this activity with available cash and the profits generated from the distribution of grocery products, we will seek alternative sources of funding, including loans from our directors, officers, or stockholders, commercial or private lenders, or credit from suppliers.

In connection with our increased distribution business:

     o To purchase products from vendors to be held as inventory, we may need to raise additional funds. It is unlikely that vendors will give us sufficient credit to fund significant inventory. Therefore, we will need to use our available cash to finance inventory that is not funded by vendor credit. If we do not have enough available cash to finance inventory, then we will need to seek alternative sources of funding, including loans from our directors, officers, or stockholders, or commercial or private lenders.
     o To warehouse any products held in inventory, we will require the use of a third-party warehouse to store such products. A corporation controlled by our CFO, Suzanne Lilly, currently provides warehousing services to us. This corporation has agreed to provide warehousing services, as needed, until December 31, 2004 at no cost. Thereafter, if we require the use of warehousing services from this corporation, it would provide such services, on a per use basis, inline with standard market rates. This corporation currently charges its customers at a rate of $3.75 per pallet for inbound, $3.75 per pallet for outbound and $4.50 per pallet per month for storage. If we do not have enough available cash to fund warehousing costs, we will need to raise additional funds to pay for such warehousing by seeking alternative sources of funding, including loans from our directors, officers, or stockholders, or commercial or private lenders.

Acquisitions.  On July 27,  2004,  we acquired  the assets of Sweet Valley Foods
-------------
Inc. related to the manufacturing, processing, and selling of sugar. The value of the inventory purchased from Sweet Valley Foods Inc., as at July 1, 2004, was $282,724.78 (Canadian Dollars). Couprie, Fenton Inc., a corporation owned by certain shareholders of Sweet Valley, has agreed to finance this inventory purchase on a short-term basis. The cash paid by our subsidiary, MG Holdings, at closing was $80,000.00 (Canadian Dollars). Burgio Family Holdings Inc., our largest shareholder, agreed to loan us funds to complete this purchase. We formed a new subsidiary, Sweet Valley Food Corporation, an Ontario corporation, to operate and utilize the sugar assets acquired. We believe that this business will have sufficient operations to be self-sufficient. If operations prove to be insufficient, we will seek alternative sources of funding, including loans from our directors, officers, or stockholders, commercial or private lenders, or credit from suppliers.

In August 2004, we hope to complete the acquisition of Bayshore Foods Inc., a snack food company. On July 1, 2004, we entered into a Share Purchase Agreement with Amton Inc., a New York corporation, to acquire all of the issued and outstanding shares of Bayshore Foods Inc. We plan to deliver a note payable in the amount of $350,000 Canadian dollars and 400,000 shares of our common stock at the closing. We believe that this business will have sufficient operations to be self-sufficient. If operations prove to be insufficient, we will seek alternative sources of funding, including loans from our directors, officers, or stockholders, commercial or private lenders, or credit from suppliers.

During the next twelve months, we intend to acquire additional local and regional food brokerage companies in the United States and Canada. Potential target companies must have strong account service relationships, complementary product lines and compatible financial strengths. Acquired companies will likely be held by our subsidiary, MG Holdings Inc. We hope to find another suitable company or suitable companies within the next twelve months, however we have not yet identified any additional companies that meet our criteria, and we do not have a specific timetable for acquisitions. Additional acquisitions will require significant financial resources. Available cash will not be sufficient to fund additional acquisitions. We would likely finance additional acquisitions with loans from commercial or private lenders. We are not certain that we will be able to obtain such financing to fund any additional acquisitions. As of August 19, 2004, we have not identified any prospective acquisitions, other than the Sweet Valley and Bayshore acquisitions discussed above.

Adequate funds may not be available when needed or on terms acceptable to us. In the event that we are not able to obtain additional funding on a timely basis, our business may fail or we may be required to limit any proposed operations.

Employees.  In  connection  with our  acquisition  of the assets of Sweet Valley
----------
Foods Inc. related to the manufacturing, processing, and selling of sugar, we retained approximately 10 employees. We anticipate retaining either 1 or 2 employees in connection with the Bayshore acquisition.

Over the next three to six months, we plan to recruit a staff of up to four persons for Monaco (Canada) to focus on procurement, sales and marketing, administration and to assist with the launch of our business and thereafter commence selling our products and services. We plan to hire a purchasing agent and salespersons on a commission-only basis, if possible. By doing so, we could avoid using our limited cash to pay salaries for these individuals. For salespersons, we intend to pay a commission range of 0.5% to 3.0% of gross sales depending on the type of product sold. We believe that this level of commission will allow us to recruit a qualified salesperson, yet retain a reasonable profit margin. For a purchasing agent, we intend to pay a commission range of 0.5% to 1.0% of gross sales depending on the type of product sold and the cost of product purchased. We believe that this level of commission will allow us to recruit a qualified salesperson, yet retain a reasonable profit margin. An administrative employee hired by us would likely be hired on an hourly basis for approximately $10 to $15 per hour or approximately $20,000 to $30,000 per year. We do not believe that our current cash will be sufficient to recruit a full procurement, sales and marketing, and administrative staff. We could recruit up to one staff member, likely an administrative employee, using available cash and borrowing under our loan agreement. If we cannot finance this activity with available cash, then we will seek alternative sources of funding, including loans from our directors, officers, or stockholders or commercial or private lenders.

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


ITEM 3 -- CONTROLS AND PROCEDURES
---------------------------------

(a) Evaluation of Disclosure Controls and Procedures. Management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). This evaluation was conducted as of June 30, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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


ITEM 5 -- OTHER INFORMATION
---------------------------

There were no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors.

                          PART II -- OTHER INFORMATION
                          ----------------------------


ITEM 2. CHANGES IN SECURITIES
-----------------------------

On August 16, 2004 we filed an amendment to our Certificate of Incorporation to increase the authorized common stock, par value $0.001 per share, from 10,000,000 shares to 15,000,000 shares and to authorize 4,000,000 shares of preferred stock, par value $0.001 per share.

The increase in authorized common stock and authorization of preferred stock may result in dilution to the existing shareholders if the authorized shares are issued, including a decrease in the Company's net income per share in future periods and a decrease in price per share.

As our Board of Directors will be authorized to issue any or all shares of preferred stock and shall be able to determine the voting powers, designations, preferences, rights qualifications, limitations, or restrictions thereof, without the approval of the holders of our common stock, any or all shares of preferred stock issued by us will probably be senior to shares of common stock and will probably entitle the holder thereof to rights not held by the holders of our common stock.

The issuance of authorized but unissued preferred stock could be used to deter a potential takeover of us that may otherwise be beneficial to our shareholders by diluting the shares of the our common stock held by a potential suitor or issuing shares to a shareholder of ours that will vote in accordance with the desires of the our Board of Directors, at that time.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a)  Exhibits

3.2.1.    Certificate of Amendment to Certificate of Incorporation
31.1.     Rule 13a-14(a) Certification of Chief Executive Officer
31.2.     Rule 13a-14(a) Certification of Chief Financial Officer
32.1.     Certification  of  Chief  Executive  Officer  Pursuant  to  18  U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2.     Certification  of  Chief  Financial  Officer  Pursuant  to  18  U.S.C.
          section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

On May 28, 2004, we filed a report on Form 8-K (Items 5 and 7) to disclose that on May 25, 2004, we entered into an Asset Purchase Agreement with Sweet Valley Foods Inc., an Ontario corporation, and MG Holdings Inc., an Ontario corporation and our wholly-owned subsidiary, to acquire the assets of Sweet Valley related to the manufacturing, processing, and selling of sugar.

On June 22, 2004, we filed a report on Form 8-K (Items 5 and 7) to disclose that on June 21, 2004, we amended the Asset Purchase Agreement with Sweet Valley Foods Inc., an Ontario corporation, and MG Holdings Inc., an Ontario corporation and our wholly-owned subsidiary.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Monaco Group Inc.
                                        -----------------
                                        (Registrant)


                                        /s/ Peter Nelipa
                                        --------------------------------
                                        Peter Nelipa
                                        Chief Executive Officer
                                        (Duly Authorized Officer)

                                        Date: August 19, 2004


                                        /s/ Suzanne Lilly
                                        --------------------------------
                                        Suzanne Lilly
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                                        Date: August 19, 2004

                                  Exhibit Index
                                  -------------

3.2.1.    Certificate of Amendment to Certificate of Incorporation
31.1.     Rule 13a-14(a) Certification of Chief Executive Officer
31.2.     Rule 13a-14(a) Certification of Chief Financial Officer
32.1.     Certification  of  Chief  Executive  Officer  Pursuant  to  18  U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2.     Certification  of  Chief  Financial  Officer  Pursuant  to  18  U.S.C.
          section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.