Form 10QSB
period 2004-09-30
MONACO GROUP INC
filed 2004-11-22
CIK 1269036

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the transition period from          to           .
                                             ----------  -----------

                        Commission File Number: 0 - 50752

                                MONACO GROUP INC.
                               ------------------
             (Exact name of registrant as specified in its charter)


                Delaware                               98-0404764
                --------                               ----------
     (State or other jurisdiction of         (I.R.S. Employer Identification
     incorporation or organization)                      Number)

          20A Voyager Court South, Etobicoke, Ontario, Canada, M9W 5M7
          -------------------------------------------------------------
                    (Address of principal executive offices)

                                 (416) 213-0028
                                 --------------
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

At November 19, 2004, the registrant had 5,007,000 shares of Common Stock, no par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The interim financial statements included herein have not been reviewed by an independent public accountant as required by Item 310(b) of Regulation S-B. We will amend this filing at such time as these interim financial statements have been reviewed.

                                MONACO GROUP INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2004

                             (Stated in US Dollars)

                                   (Unaudited)

                                MONACO GROUP INC.
                       INTERIM CONSOLIDATED BALANCE SHEET
                    September 30, 2004 and December 31, 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                     September 30,         December 31,
                                     ASSETS                                               2004                 2003
                                     ------                                               ----                 ----
Current
   Cash                                                                            $         60,744    $          6,977
   Accounts receivable                                                                    1,570,168                   -
   Inventory                                                                                409,971                   -
   Prepaid expenses                                                                          22,451                   -
                                                                                       ------------          ----------
                                                                                          2,063,334               6,977
                                                                                       ------------          ----------

Capital assets - Note 6                                                                     351,116                   -
Organizational costs                                                                            831                   -
Trademarks                                                                                  400,000                   -
Goodwill                                                                                  1,261,233                   -
Future income taxes                                                                          15,853                   -
                                                                                       ------------          -----------
                                                                                          2,029,033                   -
                                                                                       ------------

                                                                                   $      4,092,367    $          6,977
                                                                                       ============          ==========

                                   LIABILITIES
                                   -----------
Current
   Accounts payable and accrued liabilities                                        $      1,636,803    $          4,110
   Taxes payable                                                                              4,122                   -
   Loans from related party - Note 7                                                         20,000               1,595
   Advances from related party - Note 8                                                     644,893                   -
   Current portion of long-term debt                                                         49,537                   -
                                                                                        -----------          ----------
                                                                                          2,355,355               5,705

Loans payable - Note 9                                                                      290,565                   -
Future income taxes                                                                         164,070                   -
                                                                                        -----------          ----------
                                                                                          2,809,990               5,705
                                                                                        -----------          ----------



                             SEE ACCOMPANYING NOTES

                                MONACO GROUP INC.
                       INTERIM CONSOLIDATED BALANCE SHEET
                    September 30, 2004 and December 31, 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                        STOCKHOLDERS' EQUITY (DEFICIENCY)
                        ---------------------------------
Capital stock - Note 10 Authorized:
   15,000,000 Common stock, $0.001 par value
     4,000,000 Preferred stock, $0.001 par value

  Issued and Outstanding:
     4,907,000 shares of Common stock (December 31, 2003: 4,446,500)                          4,907               4,447
     Shares to be issued                                                                    937,635                   -

Additional paid-in capital                                                                  544,243              80,203
Accumulated deficit                                                                  (      204,408)     (       83,378)
                                                                                        -----------          ----------
                                                                                          1,282,377               1,272
                                                                                        -----------          ----------
                                                                                   $      4,092,367    $          6,977
                                                                                        ===========          ==========

Nature and  Continuance  of Operations - Note 1
Commitments - Notes 4, 5, 10, 12 and 14
Subsequent Events - Notes 10 and 14









                             SEE ACCOMPANYING NOTES

                                MONACO GROUP INC.
                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
     for the three and nine month periods ended September 30, 2004 and 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                             Three Months       July 21, 2003       Nine Months
                                                                Ended          (inception) To          Ended
                                                            September 30,       September 30,      September 30,
                                                                 2004               2003                2004
                                                                 ----               ----                ----
Sales                                                     $       1,630,283   $               -  $       1,824,712

Cost of sales                                                     1,509,696                   -          1,701,234
                                                               ------------          ----------          ---------
Gross profit                                                        120,587                   -            123,478
                                                               ------------          ----------          ---------
General and Administrative Expenses
   Accounting and audit fees                                          7,782               1,500             13,632
   Advertising and promotion                                            245                   -                245
   Amortization                                                      13,587                   -             13,587
   Bank charges                                                       1,906                 119              2,169
   Commissions                                                        3,475                   -              3,475
   Consulting fees                                                        -              57,500                  -
   Directors fees and expenses                                        2,317                   -              2,317
   Equipment rental                                                   5,738                   -              5,738
   Filing and regulatory fees                                         1,054               1,020              4,899
   Foreign exchange                                                  11,690                   -             11,690
   Insurance                                                          1,323                   -              1,323
   Interest expense                                                   3,920                   -              3,920
   Legal fees                                                        13,309               5,450             52,536
   Office and miscellaneous                                          15,550                 206             15,767
   Rent                                                              27,438                   -             27,438
   Repairs and maintenance                                            4,059                   -              4,059
   Stock based compensation expense                                  18,750                   -             18,750
   Telephone                                                          1,109                   -              1,109
   Transfer agent fees                                                    -                   -                625
   Travel                                                             2,154                   -              2,154
   Wages and benefits                                                70,932                   -             70,932
                                                              -------------         -----------        -----------
                                                                    206,338              65,795            256,365
                                                              -------------         -----------        -----------
Net loss for the period                                      (       85,751)     (       65,795)    (      132,887)
Income taxes                                                 (        3,443)                  -     (        3,443)
Future tax recovery                                                  15,300                   -             15,300
                                                              -------------         -----------        ------------
Net loss for the period                                   $  (       73,894)  $  (       65,795) $  (      121,030)
                                                              =============         ===========        ============



                             SEE ACCOMPANYING NOTES

                                MONACO GROUP INC.
            INTERIM CONSOLIDATED STATEMENT OF OPERATIONS (CONTINUED)
     for the three and nine month periods ended September 30, 2004 and 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------


Basic and diluted loss per share                          $  (         0.02)  $  (         0.02) $  (         0.03)
                                                               =============        ============         ==========
Weighted average number of shares outstanding                     4,520,210           4,164,960          4,520,210
                                                               =============        ============         ==========












                             SEE ACCOMPANYING NOTES

                                MONACO GROUP INC.
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
              for the nine months ended September 30, 2004 and 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                   July 21, 2003
                                                                                                  (inception) To
                                                                              September 30,        September 30,
                                                                                   2004                2003
                                                                                   ----                ----
Cash flows from Operating Activities
   Net loss for the period                                                  $  (      121,030)  $  (       65,795)
   Items not affecting cash
   Amortization                                                                        13,998                   -
   Issuance of common stock for services                                                    -              57,500
   Issuance of common stock on acquisition of business                                400,000                   -
   Issuance of exchangeable stock for assets and business                             937,635                   -
   Stock-based compensation expense - Note                                             18,750                   -
   Goodwill                                                                    (    1,261,233)                  -
   Non-cash interest expense                                                                                    -
   Changes in non-cash working capital items:                                                                   -
     Accounts receivable                                                       (    1,570,168)                  -
     Inventory                                                                 (      409,971)                  -
     Prepaid expenses                                                          (       22,451)                  -
     Future income taxes recoverable                                           (       15,853)                  -
     Accounts payable and accrued liabilities                                       1,632,693               4,110
     Future income taxes payable                                                      160,070                   -
     Taxes payable                                                                      4,122                   -
                                                                                -------------        ------------
                                                                               (      229,438)     (        4,185)
                                                                                -------------        ------------
Cash flow from Investing Activities
   Capital assets acquired                                                     (      268,713)                  -
   Trademarks acquired                                                         (      400,000)                  -
   Organizational costs                                                        (          831)                  -
   Purchase of capital assets                                                  (       96,401)                  -
                                                                                -------------        ------------
                                                                               (      765,945)                  -
                                                                                -------------        ------------
Cash flow from Financing Activities
   Issuance of common stock                                                            45,750              26,900
   Loans from related party                                                            18,405                   -
   Advances from related parties                                                      644,893                   -
   Long-term note payable - net of 15,625 repayment                                    70,103                   -
   Long-term note payable                                                             269,999                   -
                                                                                -------------         -----------
                                                                                    1,049,150              26,900
                                                                                -------------         -----------



                             SEE ACCOMPANYING NOTES

                                MONACO GROUP INC.
            INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
              for the nine months ended September 30, 2004 and 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

Increase in cash during the period                                                     53,767              22,715

Cash, beginning of period                                                               6,977                   -
                                                                                -------------         -----------
Cash, end of period                                                         $          60,744   $          22,715
                                                                                =============         ===========

Supplemental disclosure of cash flow information Cash paid for:
     Interest                                                               $                   $
                                                                                ==============        ===========
     Income taxes                                                           $                   $
                                                                                ==============        ===========
Non-cash Transaction - Note 11



                             SEE ACCOMPANYING NOTES

                                MONACO GROUP INC.
             INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
     for the period July 21, 2003 (Date of Incorporation) to June 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                         Common Stock                             Additional
                                         ------------                             Paid-in     Accumulated
                                      Number     Par              Shares to       Capital     Deficit             Total
                                      ------     ----             ----------      -------     -------             -----
                                                Value             be issued
Capital stock issued
  For services        - at $0.01     4,000,000 $     4,000                      $   36,000    $      -        $       40,000
  For services        - at $0.10       175,000         175                          17,325           -                17,500
  For cash             -at $0.10       271,500         272                          26,878           -                27,150
Net loss for the period ended
 December 31, 2003                           -           -                               -       (83,378)        (    83,378)
                                     ---------   ---------         -----------   ---------    ----------          ----------
Balance, December 31, 2003           4,446,500       4,447                          80,203       (83,378)              1,272
Capital contribution                         -           -                           1,000           -                 1,000
Capital stock issued
  For services        - at $0.625       30,000          30                          18,720           -                18,750
  For cash            - at $1.50        30,500          31                          45,720           -                45,750
  Issued  pursuant  to  purchase
agreement                              400,000         400                         399,600           -               400,000
Net loss for the period                      -           -                               -       (121,030)       (   121,030)
Exchangeable   stock   issued  -
Note 10
   Issued  pursuant  to purchase
agreement       - at $1.25                                             937,635                                       937,635
                                     ---------   ---------         -----------    ---------     ---------           ---------
Balance, September 30, 2004          4,907,000 $     4,907      $      937,635  $   544,243   $  (204,408)    $     1,282,377
                                     =========   =========         ===========    =========     ==========          =========



                             SEE ACCOMPANYING NOTES

                                MONACO GROUP INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 2004 and December 31, 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

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

              On July 27, 2004, MG Holdings Inc., one of the Company's wholly-owned subsidiaries, completed the acquisition of certain assets of Sweet Valley Foods Inc. ("Sweet Valley") and began to manufacture, process, and distribute sugar using the assets acquired from Sweet Valley. The Company formed Sweet Valley Food Corporation for the purpose of operating the assets acquired from Sweet Valley Foods Inc. (See Note 4).

              On August 20, 2004, the Company acquired all the issued and outstanding capital stock of Bayshore Foods Inc. ("Bayshore") and entered the snack food business (See Note 5).

              These interim consolidated financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $204,408 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

              The Company has a working capital deficiency of $292,021 at September 30, 2004 and must support current commitments and operations and planned expansion for the next twelve months. The outcome of these matters cannot be predicted with any certainty at this time. The Company has historically satisfied its capital need primarily by issuing equity securities or borrowing from shareholders.

Monaco Group Inc.
Notes to the Interim Consolidated Financial Statements
September 30, 2004
(Stated in US Dollars) - Page 2
(Unaudited)
 ---------

Note 2        Basis of Presentation
              ---------------------

              The accompanying unaudited interim financial statements have been prepared by the Company in conformity with generally accepted accounting principles of the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, however, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the interim period ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2004. These interim financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2003 included in the Company's Form SB-2 as filed and amended with the Securities and Exchange Commission on March 18, 2004, April 6, 2004, April 23, 2004 and May 5, 2004.

Note 3        Summary of Significant Accounting Policies
              ------------------------------------------
              a)  Inventory

                  Inventory is valued at the lower of cost and net realizable value, determined on a first-in first-out basis.

              b)  Property, Plant and Equipment

                  Property, plant and equipment are stated at cost. Amortization is provided utilizing the following annual rates and methods:

                       Processing equipment      30%         declining balance
                       Warehouse equipment       20%         declining balance
                       Computer equipment        30%         declining balance
                       Leasehold improvements    10 year     straight line

                  In the year an asset is acquired, additions are amortized at half the normal rate.

              c)  Goodwill

                  Goodwill represents the excess purchase price paid for the business acquisitions outlined in notes 4 and 5 over the fair value assigned to identifiable net assets acquired. Goodwill is not amortized, and is tested for impairment at least annually. An impairment loss is recognized when the carrying amount exceeds the fair value of the goodwill. The fair value of the goodwill is determined as the excess of the value of the business as a whole (using a capitalization of normalized after tax earnings approach) over the fair value of the net assets.

Monaco Group Inc.
Notes to the Interim Consolidated Financial Statements
September 30, 2004
(Stated in US Dollars) - Page 3
(Unaudited)
 ---------

Note 3        Summary of Significant Accounting Policies (continued)
              ------------------------------------------------------

              d)  Trademarks

                  Trademarks are stated at unamortized cost. Cost includes both government fees and representation costs. Amortization is recognized on the straight-line basis over a period of 10 years.

              e)  Income Taxes

                  The company accounts for income taxes under the asset and liability method. Under this method, future income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting and tax bases of assets and liabilities and available loss carryforwards. A valuation allowance is established to reduce tax assets if it is more likely than not that all or some portion of such tax assets will not be realized.

              f)  Revenue Recognition

                  Revenue is recognized when goods are shipped.

              g)  Foreign Currency Translation

                  The company has adopted the temporal method of translating foreign currency transactions whereby monetary items denoted in a foreign currency are translated at the year-end rate of exchange, except for hedged liabilities, which are translated at contract rates. Non-monetary items denoted in a foreign currency are translated at the historical rate of exchange. Translation gains and losses are included in determining net earnings.

              h)  Use of Estimates

                  The preparation of financial statements, in accordance with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported year. These estimates are reviewed yearly, and, as adjustments become necessary, they are reported in earnings in the year in which they become known.

Monaco Group Inc.
Notes to the Interim Consolidated Financial Statements
September 30, 2004
(Stated in US Dollars) - Page 4
(Unaudited)
 ---------

Note 3   Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

              i)  Financial Instruments

                  The company's financial instruments consist of cash, accounts receivable, accounts payable and accrued liabilities and amounts due to and from related parties. Unless otherwise noted, it is management's opinion that the company is not exposed to significant interest, credit or currency risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

Note 4        Acquisition of Sweet Valley's Assets and Business
              -------------------------------------------------

              Pursuant to an Asset Purchase Agreement dated May 25, 2004, and an Amended Agreement dated June 21, 2004, a wholly-owned subsidiary of the Company acquired substantial all of the assets and business of Sweet Valley. The acquisition has been accounted for using the purchase method of accounting. Under this method, the shares issued are valued at the fair value, agreed to by the purchaser and the vendor at arms-length, of the assets and liabilities acquired determined at July 1, 2004 based on the unaudited working capital of Sweet Valley as follows:


                                                                    July 1, 2004
                                                                     Fair Value
                                                                      Acquired
                                                                      --------
            Inventory                                          $        210,948
            Capital assets                                              268,673
            Goodwill                                                    847,118
            Assumed liabilities                                   (      77,639)
                                                                   -------------
            Fair value of 100% interest acquired               $      1,249,100
            Future income taxes                                   (      26,112)
                                                                   -------------
                                                               $      1,222,988
                                                                   =============
            Consideration paid
               Cash                                            $        272,848
               Accounts payable                                          12,640
               Shares issued at fair value                              937,500
                                                                   =============

             The carrying values of the assets and liabilities of Sweet Valley as presented in the June 30, 2004 historical financial statements approximate their fair values.

             The expenses relating to the accounts payable portion that form part of the Consideration paid noted above were incurred by a subsidiary of the Company subsequent to June 30, 2004.

Monaco Group Inc.
Notes to the Interim Consolidated Financial Statements
September 30, 2004
(Stated in US Dollars) - Page 5
(Unaudited)
 ---------

Note 5        Acquisition of Bayshore
              -----------------------

              Pursuant to a Share Purchase Agreement dated July 1, 2004, Monaco acquired all of the capital stock of Bayshore. The acquisition has been accounted for using the purchase method of accounting. Under this method, the promissory note and the shares issued are valued at the fair value, agreed to by the purchaser and the vendor at arms-length, of the assets and liabilities acquired determined at August 20, 2004 based on the unaudited assets and liabilities of Bayshore as follows:

                                                              August 20, 2004
                                                                 Fair Value
                                                                  Acquired
                                                                 ---------

            Cash                                           $          5,360
            Other current assets                                    194,186
            Future income tax recovery                                  849
            Trademarks                                              400,000
            Goodwill                                                414,280
            Assumed liabilities                               (     206,649)
                                                              -------------
            Fair value of 100% interest acquired           $        808,026
            Future taxes                                      (     138,027)
                                                              -------------
                                                           $        669,999
                                                              =============
            Consideration paid
               Promissory Note ($350,000 Canadian Dollars) $        269,999
               Shares issued at fair value                          400,000
                                                              =============


             The carrying values of the assets and liabilities of Bayshore as presented in the August 19, 2004 historical financial statements approximate their fair values.

Note 6        Property, Plant and Equipment
             ------------------------------

                                                                                          Accumulated
                                                                          Cost           Amortization

                  Processing equipment                                 $ 324,882         $    13,156
                  Warehouse equipment                                     15,482                 411
                  Computer equipment                                         873                  35
                  Leasehold improvements                                  23,877                 396
                                                                    --------------------------------

                                                                       $ 365,114         $    13,998
                                                                    --------------------------------

                  Net book value                                                         $   351,116
                                                                                          ==========

Monaco Group Inc.
Notes to the Interim Consolidated Financial Statements
September 30, 2004
(Stated in US Dollars) - Page 6
(Unaudited)
 ---------

Note 7        Loans from Related Party
              ------------------------

              Loans from related party are due to a shareholder of the Company and are unsecured, bear interest at 10% per annum and are due within seven days of notice. The Company has been provided a line of credit from this related party up to $20,000 on these terms. The shareholder has agreed to waive the interest charge up to September 30, 2004.

              The shareholder has also advanced an additional $339,681 which is unsecured, non-interest bearing and due on demand.

Note 8        Advances from Related Parties
              -----------------------------

              These advances are non-interest bearing, unsecured and have no specific terms of repayment.

Note 9        Loans Payable
              -------------

              Loan payable, unsecured, bears interest at 11% per
              annum and interest is payable monthly and principle
              due on August 20, 2006.                                                   $    269,999

              Loan payable, unsecured, bears interest at prime plus 3% per annum and is  repayable  in  monthly  principle  instalments  of  $4,128
              (Cdn$5,208) plus interest to
              February 15, 2006.                                                              70,103
                                                                                        -------------
                                                                                             340,102

              Less:  current portion                                                          49,537
                                                                                        -------------

                                                                                        $    290,565
                                                                                        =============

Note 10       Capital Stock
              -------------

              Common stock issued, par value and additional paid-in capital have been retroactively adjusted for a forward stock split approved by the Company on September 29, 2003, allocating nine more shares for each one share held. On August 16, 2004, the Company approved the increase of its authorized common stock to 15,000,000 shares, and the authorization of 4,000,000 preferred stock at $0.001 par value.

Monaco Group Inc.
Notes to the Interim Consolidated Financial Statements
September 30, 2004
(Stated in US Dollars) - Page 7
(Unaudited)
 ---------

Note 10       Capital Stock (continued)
              -------------------------

              Pursuant to an Option Agreement dated July 23, 2003, the Company has an option to repurchase up to 90% of the common stock owned by certain directors of the Company up to July, 2004 and 75% of the stock to July, 2005 in the event they terminate their tenure as directors of the Company. The stock may be repurchased by the Company for 110% of the average amount paid for the stock to July, 2004 and 120% to July, 2005. The total stock applicable to this Option Agreement are based on the number of shares owned by those directors of the Company on the date of their termination. At December 31, 2003 and September 30, 2004, directors of the Company subject to the Option Agreement owned an aggregate of 2,240,000 common shares.

              During the period ended September 30, 2004, the Company agreed to issue 30,000 restricted shares of its common stock to three directors of the Company. The Company also issued 30,500 restricted shares of its common stock to 6 individuals for cash at $1.50 per share.

              On August 20, 2004, the Company issued 400,000 shares of common stock pursuant to an agreement, dated July 1, 2004, to purchase all of the issued and outstanding shares of Bayshore.

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

              On July 27, 2004, MGH completed the acquisition of the business and all the assets (the "Sugar Business Assets") of the sugar division of Sweet Valley Foods Inc. The consideration paid for the Sugar Business Assets by MGH included 750,000 Non-Voting Exchangeable Shares.

              The number of shares of common stock issued and outstanding at September 30, 2004 does not include the 750,000 exchangeable shares of MGH that are exchangeable into 1,500,000 shares of the Company's common stock.

Monaco Group Inc.
Notes to the Interim Consolidated Financial Statements
September 30, 2004
(Stated in US Dollars) - Page 8
(Unaudited)
 ---------

Note 10       Capital Stock (continued)
              -------------------------

              Share Purchase Options
              ----------------------

              The Company has a share purchase option plan, which authorizes the board of directors to grant shares as incentive share purchase options to directors, officers and employees. The exercise price of the options is determined by the fair market value of the shares at the closing price on the date of the grant.

              During the period ended September 30, 2004, the change in share purchase options outstanding is as follows:

                                                                                             Weighted
                                                                                              Average
                                                                                Shares    Exercise Price
                                                                                ------    --------------

              Options outstanding at December 31, 2003                              -             -
              Granted                                                           90,000         $1.00
                                                                                ------         -----

              Options outstanding and exercisable at September 30, 2004         90,000         $1.00
                                                                                ======         =====

              At September 30, 2004, 90,000 share purchase options were outstanding to directors entitling the holders thereof the right to purchase one share of the Company's common stock at $1.00 per share. 60,000 of these share purchase options expire on July 2, 2009, and the balance on July 27, 2009.

Note 11       Non-cash Transactions
              ---------------------

              Investing and financing activities that do not have a direct impact on current cash flows are excluded from the cash flow statement. During the period ended September 30, 2004, the following transactions were excluded:

                a) The Company issued 30,000 shares of its common stock at a deemed value of $0.625 per share as consideration for consulting services;

                b)    The Company issued 400,000 shares of its common stock at a
                      deemed   value  of  $1.00  per  share   pursuant   to  the
                      acquisition of Bayshore.

Monaco Group Inc.
Notes to the Interim Consolidated Financial Statements
September 30, 2004
(Stated in US Dollars) - Page 9
(Unaudited)
 ---------

Note 12       Lease Commitment
              ----------------

              This company leases premises at 4055 Sladeview Crescent, Unit 4, Mississauga, Ontario. The lease expires on July 14, 2005. The company is obligated for minimum annual rental payments, exclusive of taxes, maintenance and insurance as follows.

              For the three months ending December 31, 2004            $      17,359
              For the six and one half months ending July 14, 2005            34,956
                                                                       --------------
                                                                       $      52,315
                                                                       =============

Note 13       Significant Customer
              --------------------

              During the three months ended September 30, 2004, the company derived approximately 55.3% of its revenue from a single corporate client.


Note 14       Subsequent Events
              -----------------

              a) Subsequent to September 30, 2004, the Company agreed to issue 100,000 restricted common shares to a director of the Company.

              b) On October 4, 2004, the Company and its wholly-owned subsidiary, Monaco (Canada) Inc. ("MCI"), entered into an agreement to purchase all of the issued and outstanding shares of LF Acquisition Corp., LF Licensed Products Inc., and LF Brands Inc. in consideration for 10,000,000 shares of Class A Preferred Stock of MCI ("Class A Preferred Stock") that did not exist as of the date of the agreement, but the Company and MCI have agreed to form such stock. The rights, privileges, restrictions and conditions attaching to the Class A Preferred Stock shall include:

                  i. the holders of the Class A Preferred Stock shall be entitled to receive, from the net profits of MCI, dividends of the annual rate of $.04 (Canadian Dollars) per share per annum payable quarterly no later than the 15th day of the month following the quarterly period and accruing until paid, beginning and assessed, commencing and assessed on the first full quarter following issuance. The amount of dividends payable shall be computed on the basis of a 360 day year of four 90 day quarters. The holders of MCI's common stock shall be entitled to all remaining profits which the Board of Directors may determine to distribute to holders of that common stock as dividends;

Monaco Group Inc.
Notes to the Interim Consolidated Financial Statements
September 30, 2004
(Stated in US Dollars) - Page 10
(Unaudited)
 ---------

Note 14       Subsequent Events (continued)
              -----------------------------
                 ii. Each share of Class A Preferred Stock shall be retractable, after 7 years, at the option of the holder thereof at $1.00 (Canadian Dollars) per share plus, in each case, an amount in cash equal to all dividends on the Class A Preferred Stock accrued and unpaid thereon, pro rata to the date fixed for retraction (such amount is hereinafter referred to as the "Retraction Price"); and

                 iii. Not less than 30 days and not more than 60 days prior to the retraction date notice by first class mail, postage prepaid, shall be given to MCI. Each such notice of retraction shall specify the date fixed for retraction and the Retraction Price. Payment will be made up on presentation and surrender of the shares of the Class A Preferred Stock and that on and after the retraction date, dividends will cease to accumulate on such shares.

              Pursuant to the provisions of the agreement, the Company has agreed to guarantee all of the obligations of MCI to the vendors, including, but not limited to, the (i) obligation to pay dividends regarding the Class A Preferred Stock to be issued by MCI, if and when declared, and (ii) redemption of that Class A Preferred Stock by MCI and payment of the applicable purchase price therefor when notified by the holders of that Class A Preferred Stock, if they desire that such redemption occur. Additionally, the Company has agreed to guarantee that operating line of credit in the amount of $2,000,000.00 (Canadian Dollars) extended by a chartered bank to a wholly-owned subsidiary of LF Acquisition Corp.; and that line of credit is currently secured by the assets of said subsidiary and guaranteed by one of the vendors.

Item 2.- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our financial statements (and notes related thereto) appearing elsewhere in this report.

We are a developmental stage company incorporated in Delaware on July 21, 2003. We have four subsidiaries, Monaco (Canada) Inc., incorporated under the laws of the Province of Ontario on July 25, 2003 ("Monaco Canada"), MG Holdings Inc., incorporated under the laws of the Province of Ontario on November 10, 2003, Sweet Valley Food Corporation, incorporated under the laws of the Province of Ontario on May 14, 2004, and Bayshore Foods Inc., an Ontario corporation, acquired on August 20, 2004.

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

In July 2004, we completed our acquisition of certain assets of Sweet Valley Foods Inc. and began to manufacture, process, and distribute sugar using the assets we acquired from Sweet Valley Foods Inc. We formed Sweet Valley Food Corporation for the purpose of operating the business we acquired from Sweet Valley Foods Inc. In August 2004, we completed our acquisition of Bayshore Foods, Inc. and entered the snack food business.

Results of Operations

Third Quarter 2004 and Nine months Ended September 30, 2004
-----------------------------------------------------------

Revenues.   Revenues  for  the  three  months  ended  September  30,  2004  were
$1,630,283. Revenues for the nine months ended September 30, 2004 were $1,824,712. As we were not incorporated until July 21, 2003, we cannot present comparative information for the three and nine months ended September 30, 2003. This revenue was derived from our sugar business, our snack food business, and from our grocery distribution business in Canada. During the three months ended September 30, 2004, the Company derived approximately 55.3% of its revenue from a single customer.

Cost of Sales. Cost of sales was $1,509,696 for the three months ended September 30, 2004 (92.6%, as a percentage of sales). Cost of sales was $1,701,234 for the nine months ended September 30, 2004 (93.2%, as a percentage of sales). If our revenue increases as we anticipate, we anticipate that cost of sales as a percentage of sales will decrease.

Approximately 60% of our raw material inventory was supplied by an affiliate to one of our directors at terms believed to be 1.8% above market prices. Until such time as the Company is able to obtain alternative financing, including, but not limited to, credit from alternative suppliers, the Company will continue to purchase raw materials from this supplier for the Company's sugar business.

General and Administrative Expenses. General and administrative expenses totaled $206,338 for the three months ended September 30, 2004. General and administrative expenses totaled $256,365 for the nine months ended September 30, 2004. This total was primarily due to wages and benefits of $70,932 for the three and nine month periods and legal fees of $13,309 (three months) and $52,536 (nine months), mainly related to the filing of a registration statement on Form SB-2 and subsequent SEC reporting.

Liquidity and Capital Resources

As of September 30, 2004, we had a working capital deficit of $292,021. As of September 30, 2004, our cash and cash equivalents increased to $60,744 from $6,977 at December 31, 2003. Cash used in operating activities amounted to $229,438, attributable mainly to the net loss of 121,030 over the nine-month period ended September 30, 2004 as well as the net effect of the consolidation of the Sweet Valley assets and Bayshore business into our operations. Cash used in investing activities amounted to $765,945, attributable mainly to the acquisition of capital assets and trademarks in the Sweet Valley and Bayshore acquisitions. Financing activities provided $1,049,150 from advances and borrowing from related parties and issuances of notes payable over the nine-month period ended September 30, 2004.

For the quarter ended September 30, 2004, the Company posted a quarterly loss of $73,894. The Company expects to continue to operate at a loss while the business grows, at least through fiscal 2004.

We have funded our financial needs from inception primarily through net proceeds received through private sales of our securities, as well as borrowings and advances from related parties.

Plan of Operations

General. Over the next twelve months, we plan to enter the food brokerage business and further develop our distribution business. Additionally, we will manufacture, process, and distribute sugar using the assets we acquired from Sweet Valley Foods Inc. and we will be involved in the snack food business of Bayshore Foods, Inc. If we cannot finance our operating activity with available cash, then we will seek alternative sources of funding, including loans from our directors, officers, or stockholders, commercial or private lenders, or credit from suppliers. Without regard to our existing loan agreements, there can be no assurances that loans will be available to us on favorable terms, if at all.

As of September 30, 2004, we had cash of $60,744. At our current level of operations, our available funds could likely satisfy our cash requirements for less than three months. We anticipate that we will collect accounts receivable that will allow us to meet our cash requirements for a longer period. If we cannot finance our operating activity with available cash, then we will seek alternative sources of funding, including loans from our directors, officers, or stockholders, commercial or private lenders, or credit from suppliers.

Distribution. Over the next twelve months, we plan to further develop our distribution business in Canada, through Monaco Canada. On July 24, 2003, we hired a consultant to compile information pertaining to the grocery industry and prospective suppliers. During the next twelve months, our management will contact these prospective suppliers of grocery products and attempt to establish them as vendors. Our management will also attempt to expand our customer base by continuously offering prospective retail and wholesale customers the grocery products sourced from our existing and prospective suppliers at competitive prices. We anticipate that we will continue to generate revenue from the distribution of grocery products to independent and chain grocery stores, discount stores, drug stores, convenience stores and other grocery and foodservice distributors. To expand the distribution business during the next twelve months, we expect to incur sales and marketing costs of $100,000 and general and administrative costs of $200,000 during this period. We intend to finance these costs by using existing cash, borrowings under our loan agreements and profits generated from our distribution business. If we cannot finance this activity with available cash and the profits generated from the distribution of grocery products, we will seek alternative sources of funding, including loans from our directors, officers, or stockholders, commercial or private lenders, or credit from suppliers.

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

Brokerage. We, through our subsidiary, Monaco Canada, plan to start contacting manufacturers and suppliers of food and consumer goods in Canada and offer them our brokerage and marketing services throughout the grocery and foodservice industry in an effort to establish a national presence for those clients. Our management will contact these manufacturers and suppliers through referrals or by cold calling. We will also offer sales and merchandising services to these manufacturers and suppliers. We anticipate that we will generate revenue from our brokerage business by earning commissions and fees from the sale of the products of our clients to independent and chain grocery stores, discount stores, drug stores, convenience stores and other grocery and foodservice distributors. These activities will require at least $10,000 for the development of brochures for our brokerage business and approximately $20,000 for travel, office supplies, and other selling expenses. In connection with these activities, we intend to use existing cash or borrowings under our loan agreements. If we cannot finance this activity with available cash, then we will seek alternative sources of funding, including loans from our directors, officers, or stockholders, commercial or private lenders, or credit from suppliers.

Acquisitions. On July 27, 2004, we, through our subsidiary MG Holdings, acquired the assets of Sweet Valley Foods Inc. related to the manufacturing, processing, and selling of sugar in consideration of $80,000 Canadian dollars in cash, 750,000 exchangeable shares of stock of MG Holdings, and cash compensation for its inventory. Each exchangeable share of MG Holdings may be exchanged for two shares of Company common stock. The value of the inventory purchased from Sweet Valley Foods Inc., as at July 1, 2004, was $282,724.78 Canadian dollars.

Couprie, Fenton Inc., a corporation owned by certain shareholders of Sweet Valley, has agreed to finance this inventory purchase on a short-term basis. The cash paid by our subsidiary, MG Holdings, at closing was $80,000.00 Canadian dollars. Burgio Holdings, our largest shareholder, agreed to loan us funds to complete this purchase. We formed a new subsidiary, Sweet Valley Food Corporation, an Ontario corporation, to operate and utilize the sugar assets acquired.

Sweet Valley Food Corporation packages and distributes granulated sugar and related sugar products to the foodservice and retail marketplace in Canada under the brand name "Sweet Valley". It serves as a niche supplier in the Canadian retail, foodservice and industrial markets. Sweet Valley's customers include retail customers, such as grocery and mass merchandise stores, and industrial customers, principally food manufacturers. The refined sugar is sold in a variety of packaging options under various brands. In addition to packaging Sweet Valley's own brand, it packages the private-label brands of various retailers and distributors throughout Canada. Sweet Valley Food Corporation markets its sugar products to retail grocers and industrial food manufacturers by direct sales and through distributors. We plan to continue and hope to grow this business over the next twelve months. We believe that this business will have sufficient operations to be self-sufficient. If operations prove to be insufficient, we will seek alternative sources of funding, including loans from our directors, officers, or stockholders, commercial or private lenders, or credit from suppliers.

On August 20 2004, we completed the acquisition of Bayshore Foods Inc., a snack food company. We delivered a note payable in the amount of $350,000 Canadian dollars and 400,000 shares of our common stock at the closing to Amton Inc., a New York corporation, to acquire all of the issued and outstanding shares of Bayshore Foods Inc. Bayshore Foods Inc. markets and distributes snack food products under the "Amigos" trademark and "Jimmy Pop Corn" trademark. Bayshore Foods currently sells its "Amigos" brand tortilla and nachos chips and "Jimmy Pop Corn" brand caramel popcorn to retailers and distributors in Canada. We plan to continue and hope to grow this business over the next twelve months. Additionally, Bayshore Foods Inc. plans to launch these two brands into the United States in 2005. We also plan to expand the "Amigos" brand into other product categories, including tacos, taco seasoning and salsa, and its "Jimmy Pop Corn" brand into other popcorn categories. We believe that this business will have sufficient operations to be self-sufficient. If operations prove to be insufficient, we will seek alternative sources of funding, including loans from our directors, officers, or stockholders, commercial or private lenders, or credit from suppliers.

On October 4, 2004, we entered into a Share Purchase Agreement with Burgio Family Holdings Inc., an Ontario corporation ("Burgio Holdings"), ALBAR Capital Corp., an Ontario corporation ("ALBAR"), and Monaco Canada (the "Share Purchase Agreement"). Approval of the Share Purchase Agreement requires the affirmative vote of the holders of a majority of the disinterested shares of the Common Stock voting in person or by proxy at our December 17, 2004 Annual Meeting. If so approved, the transaction is expected to close in January 2005.

Pursuant to the provisions of the Share Purchase Agreement, Burgio Holdings has two wholly owned subsidiaries, which are LF Licensed Products Inc. ("LF Licensed") and LF Acquisition Corp. ("LF Acquisition"). ALBAR has one wholly owned subsidiary which is LF Brands Inc. LF Brands Inc. formed Loretta Baking Mix Products Ltd. ("LBMP"), a Michigan corporation on October 7, 2004,for the purpose of exploring the possible purchase of all the assets and business of Michigan-based Amendt Corporation. LBMP will require financing to complete this purchase and there are no assurances that LBMP's will complete the purchase of Amendt Corporation.LF Brands Inc. also owns 6,000 shares of the capital stock of Golden Gate Flour Corporation, which is 60% of the issued and outstanding shares of Golden Gate Flour Corporation. 2047810 Ontario Inc.owns the remaining

4,000 shares of capital stock of Golden Gate Flour Corporation. LF Brands Inc. has the option to acquire from 2047810 Ontario Inc. all of those 4,000 shares. This option expires in November 2004.

Pursuant to the provisions of the Share Purchase Agreement, we have agreed to guarantee all of the obligations of Monaco Canada to Burgio Holdings and ALBAR, including, but not limited to, the (i) obligation to pay dividends regarding the Class A Preferred Stock to be issued by Monaco Canada, if and when declared, and
(ii) redemption of that Class A Preferred Stock by Monaco Canada and payment of the applicable purchase price therefor when notified by the holders of that Class A Preferred Stock, if they desire that such redemption occur. Additionally, we have agreed to guarantee that operating line of credit in the amount of $2,000,000 (Canadian Dollars) extended by the Bank of Montreal to Loretta Foods Limited; and that line of credit is currently secured by the assets of Loretta Foods Limited and guaranteed by Burgio Holdings.

LF Acquisition owns 3 shares of the Capital Stock of Loretta Foods Limited, which are all of the issued and outstanding shares of Loretta Foods Limited.

Pursuant to the provisions of the Share Purchase Agreement, at such time as reasonably practicable after the approval by our shareholders of the Share Purchase Agreement, Monaco Canada will acquire from Burgio Holdings 1,500 shares of LF Licensed. Additionally, pursuant to the provisions of the Share Purchase Agreement, Burgio Holdings will acquire 100 shares of LF Acquisition. In exchange for those 1,500 shares of LF Licensed and 100 shares of LF Acquisition, Monaco Canada shall issue to Burgio Holdings 3,000,000 shares of Class A Preferred Stock of Monaco Canada.

Additionally, pursuant to the provisions of the Share Exchange Agreement, Monaco Canada will acquire from ALBAR those 100 shares of capital stock issued by LF Brands and presently owned by ALBAR. In exchange for those 100 shares of LF Brands, Monaco Canada shall issue to ALBAR 7,000,000 shares of Monaco Canada's Class A Preferred Stock.

LF Acquisition is indebted to Burgio Holdings in the amount of $1,778,884 Canadian Dollars. As security for the indebtedness evidenced by that Secured Debenture, Burgio Holdings has a security interest in those 100 shares of capital stock issued by LF Acquisition and all of the assets of LF Acquisition. Accordingly, Burgio Holdings has a first priority in those 100 shares and those assets, as a secured creditor, and that security interest will terminate only when the indebtedness evidenced by that Secured Debenture is paid completely.

Loretta Foods Limited is a Canadian food company and is engaged in the business of manufacturing, marketing and distribution of spices, seasonings, flavors other food products under the brand names "Loretta", "Donna" and "Palm" to retailers and wholesalers throughout Canada. The Company is also a supplier of private-label food products and markets certain products under licensing agreements with various Canadian organizations.

LF Brands is the owner of 60% of Golden Gate Flour Corporation, which owns and operates a flour mill based in Brantford, Ontario and is engaged in milling wheat into flour and distributing its products primarily to commercial bakeries, food companies, food service companies and retailers. LF Brands also owns the rights to Rich'n Moist, Rich'n Chewy, Rich'n Fluffy, 1st Prize, County Fair, Jelly Powders, Puddin', Too Cool, Keep'm Hot Keep'm Cool and The Value Diaper. These products include baking mixes, flour products and drink mixes.

We  believe  that  these  businesses  will  have  sufficient  operations  to  be self-sufficient. If operations prove to be insufficient, we will seek alternative sources of funding, including loans from our directors, officers, or stockholders, commercial or private lenders, or credit from suppliers.

During the next twelve months, we may acquire additional local and regional food companies in the United States and Canada. We have not yet identified any additional companies that meet our criteria, and we do not have a specific timetable for acquisitions. Additional acquisitions will require significant financial resources. Available cash will not be sufficient to fund additional acquisitions. We would likely finance additional acquisitions with loans from commercial or private lenders. We are not certain that we will be able to obtain such financing to fund any additional acquisitions.

Adequate funds may not be available when needed or on terms acceptable to us. In the event that we are not able to obtain additional funding on a timely basis, our business may fail or we may be required to limit any proposed operations.

Employees. As of November 19, 2004, Monaco Canada had 2 employees, including two of our executive officers. Two independent consultants have provided services to us, which include the development of a proposed sales training program and the compiling of information pertaining to the grocery industry and prospective suppliers. As of November 19, 2004, Sweet Valley Food Corporation has 10 employees, including our executive officer for our sugar division. One of our directors consults with our sugar division, from time to time, assisting with facilitating sales and raw material procurement. As of November 19, 2004, Bayshore Foods had 4 part-time employees, including its executive officer. In addition, Bayshore Foods has a short-term consulting agreement with one of its co-founders, that requires this consultant to assist with facilitating sales and raw material procurement.

Over the next three to six months, we plan to recruit a staff of up to four persons for Monaco Canada to focus on procurement, sales and marketing, administration and to assist with the launch of our business and thereafter commence selling our products and services. We plan to hire a purchasing agent and salespersons on a commission-only basis, if possible. By doing so, we could avoid using our limited cash to pay salaries for these individuals. For salespersons, we intend to pay a commission range of 0.5% to 3.0% of gross sales depending on the type of product sold. We believe that this level of commission will allow us to recruit a qualified salesperson, yet retain a reasonable profit margin. For a purchasing agent, we intend to pay a commission range of 0.5% to 1.0% of gross sales depending on the type of product sold and the cost of product purchased. We believe that this level of commission will allow us to recruit a qualified salesperson, yet retain a reasonable profit margin. An administrative employee hired by us would likely be hired on an hourly basis for approximately $10 to $15 per hour or approximately $20,000 to $30,000 per year. We do not believe that our current cash will be sufficient to recruit a full procurement, sales and marketing, and administrative staff. We could recruit up to one staff member, likely an administrative employee, using available cash and borrowing under our loan agreement. If we cannot finance this activity with available cash, then we will seek alternative sources of funding, including loans from our directors, officers, or stockholders or commercial or private lenders.

Off Balance Sheet Arrangements  None.

                           FORWARD LOOKING STATEMENTS

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

ITEM 3 -- CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). This evaluation was conducted as of September 30, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

                          PART II -- OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

On July 2, 2004, William Fatica and Joel Sebastian joined our board of directors. Each was issued 10,000 shares of our common stock and options to purchase another 30,000 shares for $1.00 per share, exercisable over the next 5 years. The exemption from registration that these shares were issued under is
Section 4(2) of the Securities Act of 1933. We relied on this exemption because these transactions did not involve any public offering, we did not engage in advertising or general solicitation, the investors are financially sophisticated and, as members of our board, have knowledge of our company and business.

On July 27, 2004, we, through our subsidiary MG Holdings, acquired the assets of Sweet Valley Foods Inc. related to the manufacturing, processing, and selling of sugar in consideration of $80,000 Canadian dollars in cash, 750,000 exchangeable shares of stock of MG Holdings, and cash compensation for its inventory. Each exchangeable share of MG Holdings may be exchanged for two shares of Company common stock. The exemption from registration that these shares were issued under is the Regulation S exemption from the registration requirements of the Securities Act of 1933.

At this same time, Leo Couprie joined our board of directors and was issued 10,000 shares of our common stock and options to purchase another 30,000 shares for $1.00 per share, exercisable over the next 5 years. The exemption from registration that these shares were issued under is the Regulation S exemption from the registration requirements of the Securities Act of 1933.

On August 20 2004, we completed the acquisition of Bayshore Foods Inc., a snack food company. We delivered a note payable in the amount of $350,000 Canadian dollars and 400,000 shares of our common stock at the closing to Amton Inc., a New York corporation, to acquire all of the issued and outstanding shares of Bayshore Foods Inc. The exemption from registration that these shares were issued under is Section 4(2) of the Securities Act of 1933. We relied on this exemption because this transaction did not involve any public offering, we did not engage in advertising or general solicitation, the investor is financially sophisticated and has knowledge of our company and business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 16, 2004, our shareholders elected by written consent to approve an amendment to our Certificate of Incorporation to increase our authorized common stock, par value $0.001 per share, from 10,000,000 shares to 15,000,000 shares and to authorize 4,000,000 shares of preferred stock, par value $0.001 per share.

On July 26, 2004 we provided an information statement to our shareholders, which was filed with the SEC on Schedule 14C, with respect to such shareholder action.

Holders of 4,150,000 shares, accounting for approximately 93% of the shares outstanding at that time, elected by written consent to approve such action.

On August 16, 2004 we filed an amendment to our Certificate of Incorporation to increase the authorized common stock, par value $0.001 per share, from 10,000,000 shares to 15,000,000 shares and to authorize 4,000,000 shares of preferred stock, par value $0.001 per share. A copy of this amendment was filed as an exhibit to our quarterly report on Form 10-QSB for the quarter ended June 30, 2004.

ITEM 5. OTHER INFORMATION

There were no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors.

ITEM 6.  Exhibits and Reports on Form 8-K

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Monaco Group Inc.
                                                  (Registrant)

                                                  By: /s/ Peter Nelipa
                                                  --------------------
                                                  Peter Nelipa
                                                  Chief Executive Officer
                                                  (Duly Authorized Officer)

                                                  Date: November 22, 2004

                                                  By: /s/ Suzanne Lilly
                                                  ---------------------
                                                  Suzanne Lilly
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

                                                  Date: November 22, 2004

                                  Exhibit Index

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

Exhibit 31.1

                     CHIEF EXECUTIVE OFFICER'S CERTIFICATION

I, Peter Nelipa, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Monaco Group Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: November 22, 2004
                                            By: /s/ Peter Nelipa
                                            --------------------
                                            Peter Nelipa
                                            President & Chief Executive Officer

Exhibit 31.2

                     CHIEF FINANCIAL OFFICER'S CERTIFICATION

I, Suzanne Lilly, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Monaco Group Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



Date: November 22, 2004
                                            By: /s/ Suzanne Lilly
                                            ---------------------
                                            Suzanne Lilly
                                            Chief Financial Officer

Exhibit 32.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Monaco Group Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Nelipa, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



By: /s/ Peter Nelipa
--------------------
Peter Nelipa
President and Chief Executive Officer

November 22, 2004

Exhibit 32.2

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Monaco Group Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Suzanne Lilly, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



By: /s/ Suzanne Lilly
---------------------
Suzanne Lilly
Chief Financial Officer

November 22, 2004