Form 10KSB
period 2004-12-31
LORETTA FOOD GROUP INC.
filed 2005-05-10
CIK 1269036

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


                  Annual report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2004.
                        Commission file number 000-50752

                             LORETTA FOOD GROUP INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                       98-0404764
          (State of incorporation) (I.R.S. Employer Identification No.)

                               2405 Lucknow Drive
                     Mississauga, Ontario, Canada A6 L5S 1H9
                         (Address of corporate offices)

        Registrant's telephone number, including area code: 905-678-9250

             Securities registered pursuant to Section 12(b) of the
                                      Act:

                      Title of Each Class Name of Exchange

                        Common Stock, $.001 par value OTC

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ NO__

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Indicate by check mark whether the registrant is an accelerated filer
                                                                 Yes__   NO_X_

     Loretta Food Group Inc. revenues for its most recent fiscal year were $3,041,239.

     As at April 29, 2005, there has been no activity to date of the shares of the Registrant's common stock on the NASDAQ bulletin board, therefore the Registrant has not calculated the aggregate market value of the voting stock of Loretta Food Group Inc., held by non-affiliates of the Registrant. The number of outstanding shares of the Registrant's Common Stock as of April 29, 2005 was 6,612,500, inclusive of 600,000 shares pledged pursuant to the terms and conditions of a lease agreement filed with the SEC on March 16, 2005 as Exhibit
10.11 to the Form 8-K.

                       DOCUMENTS INCORPORATED BY REFERENCE

     For  documents   incorporated  by  reference  refer  to  Exhibit  Index  at page 51

                                     PART I

     Other than historical and factual statements, the matters and items discussed in this report on Form 10-KSB are forward-looking information that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that could contribute to such differences are discussed in the forward-looking statements and are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Information and Cautionary Statements."

ITEM 1. DESCRIPTION OF BUSINESS

     A. OVERVIEW

     The Company is incorporated under the laws of the State of Delaware on July 21, 2003. For the year-ended December 31, 2003, the Company had two wholly-owed subsidiaries, Monaco (Canada) Inc. ("MCI"), incorporated under the laws of the Province of Ontario on July 25, 2003, and MG Holdings Inc., incorporated under the laws of the Province of Ontario on November 10, 2003. In October 2003, the Company entered the grocery distribution business in Canada. Effectively July 1, 2004, the Company acquired the sugar business and related assets ("Sweet Valley Business") of Sweet Valley Foods Inc., an arms-length corporation, and began to manufacture, process, and distribute sugar. The Company formed a wholly-owned subsidiary, Sweet Valley Food Corporation, to own and operate the Sweet Valley Business. On August 20, 2004, the Company acquired all the issued and outstanding capital stock of Bayshore Foods Inc., and entered the snack food business. On February 28, 2005 (and effective January 1, 2005), the Company acquired all the issued and outstanding capital stock of LF Licensed Products Inc., LF Acquisition Corp., Loretta Foods Limited, LF Brands Inc. Loretta Baking Mix Products Inc., and Loretta Baking Mix Products Ltd., as well as sixty-percent (60%) of the capital stock of Golden Gate Flour Corporation, and began to manufacture, process, and/or distribute spices, canned food products, flour and other food products. Also on February 28, 2005, the Company changed its name to Loretta Food Group Inc. in part to acknowledge and benefit from the exposure to the long standing business history and developed goodwill of Loretta Foods Limited. On March 9, 2005, Loretta Baking Mix Products Ltd., one of the Company's wholly-owned subsidiaries, acquired certain assets, formerly-owned by Amendt Corporation, from Monroe Bank & Trust and began to manufacture, process, and distribute baking mix products using the assets acquired from Monroe Bank & Trust.

     B. SEGMENT INFORMATION

     SWEET VALLEY.

     Effective July 1, 2004, the Company completed its first acquisition, a sugar processing business which the Company acquired by purchasing the assets of a company formerly called Sweet Valley Foods Inc. (name transferred as part of the assets). The Company formed a new wholly-owned subsidiary, called Sweet Valley Food Corporation ("SVFC"), an Ontario corporation, to own and operate these acquired assets and business. Part of the reasoning behind the acquisition was the established brand name and quality product but also as an opportunity to have a product that is used as a core ingredient in many of the items the Company planned to have manufactured. SVFC packages and distributes granulated sugar and other related sugar products to the Canadian food services and retail marketplace under the brand names "Sweet Valley" and "Loretta". SVFC employs approximately 10 employees in a office, manufacturing and warehousing facility in Mississauga, Ontario, Canada.

     BAYSHORE FOODS

     The Company acquired all of the capital stock of Bayshore Foods Inc. ("Bayshore Foods"), an Ontario corporation, on August 20, 2004. Bayshore Foods is a marketer and distributor of snack food products under the "Amigos" and "Jimmy Pop Corn" tradenames in Canada. In June 2004, Bayshore Foods' successfully registered "Amigos" as a US trademark. The Company plans to facilitate an expansion of the distribution channels for this entity's trademarked products.

     LORETTA FOODS.

     The Company acquired LF Acquisition Corp. and its wholly-owned subsidiary, Loretta Foods Limited ("Loretta Foods"), on February 28, 2005 (with an effective closing date of January 1, 2005), and accordingly, said corporations are not included in the Company's December 31, 2004 year-end financial statements. Loretta Foods is of long standing and a respected leader among the canned goods and spice industry in its sphere of distribution. Loretta Foods dates back nearly 50 years and presently merchandises throughout Canada over 350 quality food products including a full line of spices, oils, extracts varied canned goods including fruits, vegetables and fish, and dry goods such as varied rice and beans and snack items and varied private label grocery items. This corporation's operations includes private label products it manufactures and markets under licensing agreements with certain national organizations in Canada, including NHL Enterprises Canada, Labatts, Molson and Cadbury Beverages and Motorhead Sports (NASCAR). This corporation's primary manufacturing/warehousing and business office facilities are located in a modern factory situated near the Toronto International Airport in Mississauga, Ontario, Canada comprising of approximately 28,000 square feet of offices, manufacturing and warehousing space. Subsequent to December 31, 2004, the Company considers Loretta Foods to be its cornerstone company to act as the foundation. This corporation directly employs over 25 personnel plus has an extensive wholesale distribution network of brokers throughout North America.

     LF LICENSED PRODUCTS

     On February 28, 2005, the Company acquired LF Licensed Products Inc. ("LF Licensed Products"), and accordingly, said corporation is not included in the Company's December 31, 2004 year-end financial statements. LF Licensed Products was incorporated on June 26, 2004, for the purpose of working with Loretta Foods to pursue other licensing opportunities. LF Licensed Products and Loretta Foods successfully pursued their first joint effort and entered into manufacturing and marketing agreements with Motorhead Sports, on July 1, 2004, to produce certain products under license Nascar and certain Nascar drivers. These products were launched in March, 2005.

     LF BRANDS

     The Company acquired all the issued and outstanding capital stock of LF Brands Inc. on February 28, 2005, and accordingly, said corporation is not included in the Company's December 31, 2004 year-end financial statements. In March 2004, LF Brands Inc. acquired ownership of the consumer products division of Multimar Foods, a company founded in the early 1990's by James Macdonald who was the former president of Maple Leaf Foods' consumer products division. The acquired entity has established, owns and markets its own brand of baking products including "1st Prize" flours, "Country Fair" flours, "Rich 'n Moist" baking mixes, "Rich 'n Fluffy" pancake mixes and "Rich 'n Chewy" cookie mixes, among others, which it distributes throughout Canada. In May 2004, LF Brands Inc. formed a new corporation, called Golden Gate Flour Corporation, and it acquired a flour mill based in Brantford, Ontario in June 2004 (See Golden Gate Flour). LF Brands Inc. currently owns 60% of the issued and outstanding capital stock of Golden Gate Flour Corporation.

     LORETTA BAKING MIX PRODUCTS

     The most recent acquisition of the Company, through its wholly-owned subsidiary, Loretta Baking Mix Products Ltd. ("LBMP"), a Michigan corporation, was of the assets (and tradenames) formerly-owned by Amendt Corporation from Monroe Bank & Trust, and accordingly, said corporation is not included in the Company's December 31, 2004 year-end financial statements. LBMP, based in Monroe, Michigan, is a manufacturer of a wide variety of popular baking mix products, including cake mixes, pancake mixes, brownie mixes, pizza crust mixes, and coating mixes. LBMP manufactures baking mixes, under its brand name, "County Fare", and under private-label, for some of the largest retail chains in the U.S.A. This operation is synergistic to the previous segment acquisitions by the Company. Upon completion of the acquisition, the Company commenced producing its Rich'n Moist baking mix brands within its Monroe plant. The Company was recently (November 2004) appointed the manufacturer for the private label baking mix product line of Wal-Mart Canada. The business of this entity is centered in Monroe, Michigan from office, manufacturing and warehousing facilities leased from an unrelated source but who purchased such real estate in the same acquisition package from Monroe Bank & Trust as were the business assets acquired by this subsidiary.

     GOLDEN GATE FLOUR

     In May 2004, LF Brands Inc. formed a subsidiary, called Golden Gate Flour Corporation ("GGFC"), an Ontario corporation, to acquire a high-tech flour mill in Brantford, Ontario, Canada. On February 28, 2005, the Company acquired all the issued and outstanding capital stock of LF Brands Inc. and 60% of the issued and outstanding capital stock of GGFC, and accordingly, said corporations are not included in the Company's December 31, 2004 year-end financial statements. GGFC operates an automated modern wheat milling facility with the capacity to produce a variety of flours, semolina and other varieties of wheat products, and distributes its products to commercial bakeries, food service companies, and retailers. GGFC, currently still in the development phase, is contemplating acquiring additional equipment (a bulk blower system) to allow for the delivery flour by bulk tanker truck method. This subsidiary is hopeful of expanding its product distribution beyond Canada and into certain areas within the United States from its milling facility in Brantford Ontario, Canada. The current mill employs three persons.

     C. MISCELLANEOUS WHOLESALE DISTRIBUTION

     The Company's initial business, and now which constitutes only a small part of the Company's business operations, was the sales and distribution of independent brand name grocery and consumer products across Canada to independent and chain grocery stores, discount stores, convenience stores and other outlets and distributors.

     The Company planned to establish a brokerage business to provide out-sourced sales, merchandising and marketing services to manufacturers, suppliers and producers of food products and consumer goods and acts as an independent sales and marketing representative for these types of companies, selling their grocery and consumer products and coordinating their marketing programs with retailers and wholesalers. The Company has postponed, to a material respect, its plan to establish this brokerage business and it is not certain if it will continue to pursue this plan at a later date.

     The Company acts as a distributor for, in addition to its own products certain other products, of other companies, as opposed to being a full line wholesaler. A full line wholesale has the responsibility of servicing the entire need of a retail operation, whereby a distributor caters to specific merchandising categories.

     D. COMPETITION

     The entire food distribution business has been consolidating over the past 10 years. The Company competes directly with other brand name proprietary food and grocery manufacturers. The food distribution business is very competitive. The Company's primary competitors are national chains that self-distribute, as well as national, regional and local food distributors and food brokers. Among the major food distribution competitors of the Company in Canada are Loblaws and Sobey's.

     The sugar industry in Canada includes two domestic companies that refine sugar, Redpath Sugars, and Rogers Sugar Income Fund, which owns Lantic Sugar Limited and Roger Sugars Ltd. In addition, the Canadian sugar industry includes smaller regional distributors of both foreign and domestic refined sugar. The Canadian sugar industry is very competitive.

     The salty snack food business is highly competitive and price sensitive. In Canada, Bayshore Foods competes with Frito-Lay Canada, Humpty Dumpty, Olde York, Yum Yum and other salty snack food manufacturers for consumer salty snack foods spending and with manufacturers of other types of prepackaged convenience foods such as cookies, cakes, pies, crackers and confectionery products.

     The principal competitive factors for the food distribution business, Bayshore Foods and SVFC's sugar business include price, quality and assortment of product lines, differences proximity to various areas resulting in differences in freight and shipping costs, reliability of delivery and the range and quality of customer services. Many of these competitors have greater financial and other resources, and more experience in procurement, sales and marketing, and research and development, than the Company, but the Company believes it is and will remain competitive by supporting its brands, producing and distributing quality products, timely delivery, providing quality customer service, targeting new distribution opportunities, and expanding its brands into other product categories.

     E. MARKETING STRATEGIES

     FOOD DISTRIBUTION BUSINESS PRODUCTS. The Company is a distributor for its own products and certain other products of other companies, as opposed to a full line wholesaler. A full line wholesale has the responsibility of servicing the entire need of a retail operation, whereby a distributor caters to specific merchandising categories.

     PRIVATE AND CONTROLLED LABELS. The Company hopes to continue to develop its own private label brands that it will offer exclusively to its customers. Private label lines offer quality products that are equal or superior in quality to comparable nationally advertised brands and value brand products at more competitive prices. The Company believes that private label brands would generate higher margins for it versus distributing certain products of other companies. The Company also hopes to offer controlled label brands for its customers. Controlled labels are products for which a company has exclusive distribution rights to a particular customer or in a specific region.

     PRICING. The Company uses market research and cost analyses as a basis for pricing products.

     SALES AND MARKETING. The Company has in place and plans to further develop a sales and marketing team that covers all of Canada and selective regions of the United States. This team is expected to cover all aspects of the retail trade including chain grocery and drug stores, mass merchandise centers, food service outlets, convenience stores and other distributors. If and as the Company raises additional capital and/or generates revenues, it hopes to establish a marketing department that will constantly develop and implement innovative marketing programs for all the brands the Company represents.

     TARGET MARKETS. The primary target markets focused upon the Company consists of independent and chain grocery and drug stores, mass merchandise centers, other distributors, food service outlets, and convenience stores.

     GROWTH STRATEGY. The Company's objective is to continue to become a supplier grocery and related products to the grocery and food service industry. Key elements of this growth strategy include:

     o   creating awareness of offered products and services;

     o   providing competitive pricing for offered products;

     o   developing relationships with customers;

     o   providing additional services customers;

     o   acquiring other companies in the grocery and food service industry; and

     o pursuing relationships with companies which will support the Company's development.

     ACQUISITION POLICY. The current subsidiaries of the Company spearheading the Company's different operating segments are examples of the synergistic acquisition strategies planned and practiced by the Company. Focus continues to be on acquisition of other entities and/or their assets which will complement the Company's core businesses by offering product mix and ingredients to integrate into the Company's proprietary product listings and offer adjunct private label products to offer through distribution efforts of the Company. In analyzing and implementing this acquisition strategy focus is also on continuance of effective management by maintaining where possible historically effective management personnel from acquisition candidates and incorporating such personnel into the Company's management teams. Examples of the use of such strategy are that Tyrone Ganpaul, former president of Sweet Valley pre-acquisition became president of the Company's subsidiary Sweet Valley Food Corporation post acquisition and former chairman Leo Couprie joined the Company's Board of Directors.

     F SEASONALITY.

     The Company anticipates its operation, as it relates to groceries; and specifically, inventory levels, sales volume and product mix, will be impacted to some degree by certain season and holiday periods.

     G. GOVERNMENT REGULATION.

     The conduct of the Company's business, and the distribution and use of many of its products, is subject to various Canadian and United States federal, state, provincial and local laws. In particular are regulations regarding labeling and health related aspects to manufacturing facilities. On products other than private label goods produced for the Company, which the Company distributes, to the Company's knowledge, manufacturers and distributors of such products are also subject to the jurisdiction of the Federal Trade Commission and similar Canadian authorities with respect to such matters as advertising content and other trade practices and to the Company's knowledge, it only deals with manufacturers and manufactured products both proprietary and other Brand names in a manner which complies with such regulations and who periodically submit their products to independent laboratories for testing. However, the failure by the Company's manufacturer or supplier contacts to comply with applicable government regulations could result in product recalls or lack of product availability that could adversely affect the Company's relationships with its customers. In addition, the extent of potentially adverse government regulations which might arise from future legislation or administrative action cannot be predicted.

     Foreign Trade Policies. In April 2001, the Canadian government and Costa Rica signed a bilateral free trade agreement, which includes the phase-out of the present 8% duty (approximately CDN$30 per tonne) on imports of refined sugar from Costa Rica to Canada. In 2003, Costa Rica gained duty-free access for 20,000 tonnes of refined sugar from Costa Rica to Canada. This is expected to gradually increase to 40,000 tonnes in 2010. This poses a potential threat to processors and distributors in Canada that did not receive meaningful access to the market in Costa Rica, therefore, leaving said processors and distributors with no protection against such imports.

     H. TRADENAMES AND PROPRIETARY RIGHTS.

     The Company's success depends in part upon its ability to preserve trade secrets and operate without infringing the proprietary rights of other parties. The Company may also rely on certain proprietary technologies, trade secrets, and know-how that are not patentable. The Company's various operating subsidiaries have developed and recorded brand name trademarks in Canadian and to limited extent currently in the United States for their manufactured products, examples which are "Rich'n Moist", "Rich'n Fluffy", "Amigos", "Jimmy Pop", "1st Prize", "County Fair", "Sweet Valley", "Loretta", and "Donna".

     I. PERSONNEL.

     Other than as employed by its subsidiaries, the Company has no employees, other than its executive officers. Independent Consultants have provided and continue to provide services to the Company, which include the development of sales training programs and the compiling of information pertaining to the grocery industry and prospective suppliers. The Company anticipates continued use of the services of independent contractors and consultants to support marketing and sales and business development.

     J. FACILITIES.

     For the year-ended December 31, 2004, the Company's executive, administrative and operating offices, and the operating offices of certain subsidiaries were located at 20A Voyager Court South, Etobicoke, Ontario, M9W 5M7. A corporation controlled by a former officer and director provided such office space to the Company at no charge. Subsequent to December 31, 2004, the Company's executive, administrative and operating offices, and the operating offices of certain subsidiaries were moved to 2405 Lucknow Drive, Mississauga, Ontario, L5S 1H9.

     SVFC's administrative and operating offices are located at 4055 Sladeview Crescent, Unit #4, Mississauga, Ontario, L5L 5Y1. GGFC's operating facility is located at 73 Sinclair Blvd., Brantford, Ontario, N3S 7X6. LBMP's administrative and operating offices are located at 317 W Front Street, Monroe, Michigan, 48161.

     K. SHIPPING AND HANDLING

     Products sold by the Company are shipped from inventory maintained by the Company at its warehouse facilities by leased trucks and common carriers. The Company is dependent on common carriers and truck leases. Although the Company can call upon any of several hundred common carriers to distribute its products, from time to time the trucking industry is subject to strikes or work stoppages which could have a material adverse effect on the Company's operations if alternative modes of shipping are not then available. Additionally, the trucking industry is subject to various natural disasters which can close transportation lanes in any given region of the country. To the extent common carriers utilized by the Company are prevented from or delayed in utilizing transportation lanes, the Company may incur higher freight costs due to the limited availability of trucks during any such period that transportation lanes are restricted. Trucking expenses are regulated by the cost of fuel and destination lanes. Increasing fuel prices can cause an increase in shipping rates.

     L. SUBSEQUENT EVENTS

     a) On October 4, 2004, the Company and its wholly-owned subsidiary entered into an agreement to purchase all of the issued and outstanding shares of LF Acquisition Corp., LF Licensed Products Inc., and LF Brands Inc. in consideration for 10,000,000 Class A Preferred Shares of MCI ("Class A Preferred Shares"), which MCI has agreed to form. On February 28, 2005, the Company and MCI completed the acquisition of LF Acquisition Corp., LF Licensed Products Inc., and LF Brands Inc., effective January 1, 2005. The rights, privileges, restrictions and conditions attaching to the Class A Preferred Shares include:

         i) the holders of the Class A Preferred Shares shall be entitled to receive, from the net profits of MCI, dividends of the annual rate of CDN$0.045 per share per annum payable quarterly and accruing until paid;

         ii) each Class A Preferred Share shall be retractable, after 7 years, at the option of the holder thereof at CDN$1.00 per share plus accrued dividends.

     Pursuant to the provisions of the agreement, the Company has agreed to guarantee all of the obligations of MCI to the vendors, including, but not limited to, the (i) obligation to pay dividends regarding the Class A Preferred Shares to be issued by MCI, if and when declared, and (ii) redemption of that Class A Preferred Shares by MCI and payment of the applicable retraction price. Additionally, the Company has agreed to guarantee an operating line of credit in the amount of CDN$2,000,000 extended by a chartered bank to a wholly-owned subsidiary of LF Acquisition Corp. and a loan agreement in the amount of CDN$1,778,884 to LF Acquisition Corp. by a company controlled by a company director and shareholder. The line of credit is secured by the assets of the subsidiary and guaranteed by one of the vendors. The loan agreement is secured by the assets of LF Acquisition Corp.

     b) On February 28, 2005, MCI acquired all of the issued and outstanding shares of Loretta Baking Mix Products Inc., an Ontario corporation, including its wholly-owned subsidiary Loretta Baking Mix Products Ltd. ("LBMP"), a Michigan corporation, for consideration of CDN$100, from a director of the Company.

     c) On December 24, 2004, LBMP and MB Monroe Properties Inc., a Michigan corporation ("MB Properties"), entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Monroe Bank & Trust, a Michigan Banking Association ("Monroe Bank"), to acquire from Monroe Bank all of the assets and business (the "Assets"), of Amendt Corporation, a Michigan Corporation. Under the terms of the Asset Purchase Agreement, Monroe Bank agreed to sell to LBMP all the personal property (the "Personal Property"), including but not limited to equipment, inventory, accounts receivable and intellectual property, and to MB Properties all the real property (the "Land & Building") formerly-owned by Amendt Corporation. The consideration to be received by Monroe Bank from LBMP for the Personal Property is $415,000 cash and 10,000 shares of non-voting Class A Preferred Stock of LBMP (the "Class A Preferred Stock"). On March 9, 2005, LBMP completed the acquisition of the Personal Property in escrow and on March 15, 2005, all the escrow requirements were fulfilled. On March 9, 2005, the Company also granted 350,000 options, to acquire 350,000 restricted shares of the capital stock of the Company at a per share price of $4.00 per share, to the former president of Amendt Corporation who agreed to serve as a consultant to the Company. The stock options expire in March, 2010.

     The rights, privileges, restrictions and conditions attaching to the Class A Preferred Stock include:

         i) in the event of the liquidation, dissolution or winding up of LBMP, the shares shall be entitled to a distribution equal to $100 per share before any payment is made to holders of LBMP common stock or any other class or series of LBMP stock;

         ii) each holder may redeem, out of the earned funds of LBMP, ten (10%) percent, annually, of the number of shares of Class A Preferred Stock originally issued to the holder, at $100 per share, commencing on December 31 of the calendar year that follows the issued date of the shares of Class A Preferred Stock and each December 31 thereafter, until all of the number of shares.

     g) On March 9, 2005, LBMP, the Company and Caithness Financial Services Ltd., an Ontario corporation ("Caithness"), entered into a secured loan agreement (the "Secured Loan Agreement"). Under the terms of the Secured Loan
Agreement:

         i. Caithness has agreed to loan LBMP $880,000 (the "Loan") due on or before February 1, 2006 with interest at a rate of 12% per annum, payable monthly;

         ii. In consideration for entering into Secured Loan Agreement, LBMP agreed to pay Caithness a bonus payment of $80,000 to be held back from the advances of the loan principal. In addition, LBMP shall pay bonus payments to Caithness of 2% of the principal amount then outstanding on each of December 1, 2005, January 1, 2006, and a 5% bonus payment of February 1, 2006;

         iii. LBMP is required to use the proceeds from the Loan to purchase the Personal Property, to repay an advance from MB Properties and for general working capital purposes; and

         iv. LBMP and the Company have each granted a first security interest in favor of Caithness over all LBMP's and the Company's assets. A director of the Company has also personally guaranteed the Loan.

     h) On February 25, 2005, LBMP entered into a lease agreement (the "Lease Agreement") with MB Properties, effective March 9, 2005 with terms and conditions as follows:

         i. MB Properties has agreed to lease LBMP the Land & Building for a term of ten years, with the option to extend lease for two additional five year terms;

         ii. Net lease payments shall commence at $124,000 per year, payable monthly, and increasing at a rate of 5% per year;

         iii. The Company has agreed to guarantee the lease payments payable by LBMP pursuant to the terms and conditions of the Lease Agreement and has agreed to pledge 600,000 restricted shares of its common stock to be held in escrow as security; and,

         iv. As an inducement to MB Properties to acquire the Land & Building from Monroe Bank and to lease the Land & Building to LBMP, the Company has granted 350,000 options (the "MB Options") to acquire 350,000 restricted shares of the capital stock of the Company a $1.50 per share. The MB-options expire in February, 2012.

     i) On April 15, 2005, the Company executed a letter of engagement (the "Engagement Letter") pursuant to which Dundee Securities Corporation ("Dundee") has agreed to sell, on a best efforts basis by way of a private placement (the "Private Placement"), a minimum of 5,555,400 to a maximum of 11,111,100 subscription receipts ("Subscription Receipts") of the Company at a purchase price of $0.27 (Canadian Dollars) per Subscription Receipt for gross proceeds of up to approximately $3,000,000.00 (Canadian Dollars), pursuant to available prospectus exemptions under applicable securities laws in the relevant jurisdictions, including, but not limited to, Regulation S of the Securities Act of 1933, as amended. On April 28, 2005, the proposed size for the Private Placement was revised to 3,703,704 Subscription Receipts for gross proceeds of $1,000,000 (Canadian Dollars). The net proceeds from this private placement will be used to fund the Company's growth strategy, emphasizing brand positioning and market development in Canada and the United States, and for general working capital purposes.

     Each three (3) Subscription Receipts will entitle the holder to receive, for no additional consideration, one share of the Company's common stock ("LFG Common Share") or in certain circumstances, 1.1 LFG Common Shares.

     The Company is also negotiating for and in the process of effectuating a stock exchange with terms as stated in and pursuant to a letter agreement (the "Letter Agreement"), dated April 15, 2005 and amended on April 28, 2005, with CPVC Tremblant Inc. ("Tremblant" or the "CPC"), an Alberta, Canada corporation, and certain holders of the Company's common stock, as well as the holders of the Class A Preferred Shares of MCI and the Exchangeable Shares ("Exchangeable Shares") of MG Holdings Inc. ("MGH", both wholly-owned subsidiaries of the Company.

     Pursuant to the terms and conditions of the Letter Agreement, Tremblant shall acquire all the issued and outstanding LFG Common Shares, the Class A Preferred Shares of MCI, and the Exchangeable Shares of MGH (the "Acquisition" or as it pertains to Tremblant, the "Reverse Takeover"). The Acquisition is expected to constitute a Qualifying Transaction ("Qualifying Transaction") for Tremblant as defined in Policy 2.4 of the TSX Venture Exchange Inc. ("TSX Venture") Corporate Finance Manual.

     Tremblant has also agreed to continue under the laws of the Canada (the "Continuance"), to change its name to a name to be determined by the Company (the "Change of Name"), and after completion of the Acquisition, to consolidate its post-acquisition common shares on the basis of one new common share for each five existing common shares (the "Consolidation"), all subject to shareholder and regulatory approval.

     The principal shareholders of Tremblant after the completion of the Acquisition, as presently negotiated, shall be the controlling shareholders of the Company, including Burgio Family Holdings Inc., and its majority-owned subsidiary, ALBAR Capital Corp., each expected to own 20,640,000 and 35,000,000 of the common shares of Tremblant ("Tremblant Common Shares"), respectively, representing 23.52% and 39.89% of the Tremblant Common Shares, assuming the completion of the maximum Private Placement. Burgio Family Holdings Inc., currently the largest shareholder of the Company's common stock, owns 1,880,000 LFG Common Shares. Burgio Family Holdings Inc. and ALBAR Capital Corp. currently own 3,000,000 and 7,000,000 of the outstanding Class A Preferred Shares of MCI, respectively, representing 30% and 70% of the outstanding Class A Preferred Shares of MCI, respectively.

     On April 15, 2005, the Company also executed a sponsorship agreement (the "Sponsorship Agreement") with Raymond James Ltd. ("Raymond James"). Pursuant to the terms and conditions of the Sponsorship Agreement, Raymond James, subject to completion of satisfactory due diligence, has agreed to act as sponsor in connection with the Acquisition and shall provide a sponsor report as required by Policy 2.2 of the TSX Venture.

     After completion of the Acquisition as presently negotiated:

         (i) the CPC's board of directors will consist of eight members, being Al Burgio, Leo Couprie, William Fatica, Gerry Quinn, William Rancic and Joel Sebastian all current directors of the Company, as well as William
         L. Hess and Alain Lambert both current directors of Tremblant;

         (ii) management will consist of Al Burgio as President and Chief Executive Officer, William Moore as Chief Financial Officer, Tyrone Ganpaul as Vice-President of Sugar Operations, and J. Michael Fish as Vice-President of Flour and Baking Mix Operations; and

         (iii) Robert E. Brown and Luc Filiatreault, both current members of Tremblant's board of directors, have agreed to resign upon the completion of the Acquisition.

     William L. Hess, Q.C., has been a Managing Partner of Canadian Public Venture Capital Group since March 2003. He has also been a consultant to the Mendelsohn law firm in Montreal, Quebec since May 2002. He was the President of the Canadian Venture Exchange (now TSX Venture) from its inception in November 1999 until January 2002. From 1992 to 1999, he was the Chairman of the Alberta Securities Commission. Mr. Hess holds a Bachelor of Laws degree (LL.B.) from the University of Ottawa and a Bachelor of Arts degree (B.A.) from Queen's University, Kingston, Ontario. He was called to the bar in Ontario in 1979 and in Alberta in 1981. He was appointed Queen's Counsel in 1993. Mr. Hess was the Chairman and a Director of Canadian Public Venture Equities I Inc., a capital pool company listed on TSX Venture that completed its Qualifying Transaction and is now Allen-Vanguard Corporation, listed on the TSX. From March 2003 to June 2004, Mr. Hess was the Chairman and a Director of Canadian Public Venture Capital I Inc., a capital pool company that completed its Qualifying Transaction and changed its name to NordTech Aerospace Inc. Mr. Hess is currently a Director of Canex Energy Inc. and Environmental Applied Research House - EARTH (Canada) Corporation, public companies listed on TSX Venture. Mr. Hess is also currently a Director of Allen-Vanguard (TSX: VRS) and the Chief Financial Officer, Secretary and a Director of Canadian Public Venture Finance I Inc., a capital pool company listed on TSX Venture. Mr. Hess is also currently a Director of Damian Capital Corp., a public company listed on the NEX board of TSX Venture.

     Alain Lambert has been a Managing Partner of Canadian Public Venture Capital Group since March 2003. Mr. Lambert has also been the President of One and Company Communications Inc., a private holding company, since February 2002. Mr. Lambert was a Managing Partner of Trilogy Integrated Investor Relations Inc., an investor relations firm, from July 1998 to May 2001. Mr. Lambert holds a Bachelor of Laws degree (LL.B.) from the University of Montreal and a diploma of collegial studies, specializing in administration from the College Jean-de-Brebeuf, Montreal, Quebec. In 1986, Mr. Lambert was admitted to the Quebec Bar Association. Mr. Lambert is currently a Director of Luke Energy Ltd. and Allen-Vanguard, public companies listed on TSX, as well as the Vice-Chairman of the Board of Directors of Multi-Glass International Corp. and a Director of NordTech Aerospace Inc., public companies listed on TSX Venture. He is also currently the President and Chief Executive Officer of Canadian Public Venture Finance I Inc., a capital pool company listed on TSX Venture. Mr. Lambert is also the President, Chief Executive Officer and a Director of Damian Capital Corp., a public company listed on the NEX board of TSX Venture.

     Robert E. Brown is the President and Chief Executive Officer of CAE Inc., a public provider of simulation technologies and training services listed on The Toronto Stock Exchange ("TSX") and the New York Stock Exchange ("NYSE"). From May 2003 to September 2004, Mr. Brown was the Chairman of the Board of Directors of Air Canada. Mr. Brown is also currently a Director of Nortel Networks Corporation and ACE Aviation Holdings Inc., as well as the Chairman of the Board of Allen-Vanguard, a public company listed on TSX. Mr. Brown is also the Chairman and a Director of Canadian Public Venture Finance I Inc., a capital pool company listed on TSX Venture. Mr. Brown is also currently a Director of Damian Capital Corp., a public company listed on the NEX board of TSX Venture. From 1971 to 1987, he held a number of senior positions with the Public Service of Canada, including his last post as Associate Deputy Minister in the Department of Regional and Industrial Expansion. Mr. Brown joined Bombardier Inc. ("Bombardier"), a public company listed on TSX, as Vice-President, Corporate Development in February 1987. Two years later, he was promoted to Senior Vice-President responsible for corporate development, as well as for strategic planning. In 1990 he was assigned to the aerospace sector of Bombardier, first as President of Canadair, then as President of the Aerospace Group - North America, and finally as President and Chief Operating Officer of Bombardier Aerospace, the unit responsible for all of Bombardier's activities in this sector. Under his leadership, Bombardier Aerospace grew to become the third largest civilian aircraft manufacturer in the world, and the largest supplier of jet aircraft for regional air transportation. From February 1999 to December 2002, Mr. Brown was the President and Chief Executive Officer of Bombardier. Under his presidency, Bombardier positioned itself as the world leader of the rail transportation equipment industry. In addition, during the period he was President and Chief Executive Officer, Bombardier was twice voted Canada's most respected company in a Globe and Mail poll of Canadian chief executive officers. Mr. Brown has received an honorary Doctorate of Laws from Royal Roads University in British Columbia, from the Faculty of Engineering and Applied Science at Ryerson University in Toronto, Ontario, from the University of Ottawa's Faculty of Management and from the University of Montreal, as well as a Doctorate of Laws honoris causa from Concordia University, Montreal, Quebec. Mr. Brown holds a Bachelor of Science Degree from the Royal Military College, Kingston, Ontario. He also attended the Advanced Management Program at the Harvard University Business School, Boston Massachusetts.

     Luc Filiatreault is the President and Chief Executive Officer of NordTech Aerospace Inc., a public company listed on TSX Venture. Mr. Filiatreault is a graduate of Physics Engineering from Laval University, Quebec City, Quebec, as well as a licensed pilot. Mr. Filiatreault has held various positions with Informission Group Inc. (now nurun Inc.) from April 1988 until June 2000, which is a public company (TSX:IFN) that specializes in electronic marketing and business application solutions. Mr. Filiatreault continues to serve as a Director of nurun Inc. Prior to founding NordTech Aerospace Inc. in 2002, Mr. Filiatreault was the President and Chief Operating Officer of Bellzinc Corporation Inc., a subsidiary of BCE Inc. (TSX:BCE), from August 2000 to July 2002. Bellzinc Corporation Inc. is a business to business portal providing services to small and medium businesses in Canada.

     Assuming the completion of the maximum Private Placement of 3,703,704 Subscription Receipts and the exchange of said Subscription Receipts into LFG Common Shares , and pursuant to the Letter Agreement as and when acted upon, of which there can be no assurance, subject to possible amendment:

         (A) the holders of the LFG Common Shares will receive three (3) Tremblant Common Shares with a deemed value of $0.27 (Canadian Dollars) per share for each share owned for an aggregate of 30,948,600 Tremblant Common Shares (prior to the Consolidation);

         (B) the holders of the Class A Preferred Shares will receive 50,000,000 Tremblant Common Shares (prior to the Consolidation) with a deemed value of $0.27 (Canadian Dollars) per share;

         (C) the holders of the Exchangeable Shares will receive 4,500,000 Tremblant Common Shares (prior to the Consolidation) with a deemed value of $0.27 (Canadian Dollars) per share; and

         (D) the outstanding stock-options of the Company shall be replaced with stock options of Tremblant, with an exercise price of no less than $0.40 (Canadian Dollars) per share (prior to the Consolidation).

     Dundee shall receive, in aggregate, a cash commission of 8% of the gross proceeds of the Private Placement and options ("Broker Warrants") to acquire such number of Common Shares equal to 10% of one-third of the number of Subscription Receipts sold under the Private Placement, at a price of $0.81 (Canadian Dollars) per Common Share, exercisable until the 18 month anniversary of the closing date of the Private Placement. The outstanding Broker Warrants will be replaced with 370,370 agents options of Tremblant (prior to the Consolidation) with an exercise price of $0.27 (Canadian Dollars) per share, assuming the completion of the maximum Private Placement.

     The completion of the Acquisition is subject to the approval of TSX Venture and all other necessary regulatory approval. The completion of the Acquisition is also subject to additional conditions precedent, including: (i) shareholder approval of the Tremblant for the Acquisition, the Continuance, the Change of Name, and the Consolidation; (ii) shareholder approval of the Company, if required pursuant to applicable corporate law; (iii) satisfactory completion of due diligence reviews by the parties; (iv) board of directors approval of the Tremblant and LFG; (v) the entering into of a formal share exchange agreement and lock-up agreements with sufficient holders of the issued and outstanding LFG Common Shares and 100% of the shares of MGH and MCI not owned by the Company;
(vi) the completion of the Private Placement for minimum proceeds of $1,000,000 (Canadian Dollars); and (vii) certain other conditions.

     Tremblant is a Canadian formed and exclusively located capital pool company with no current business that is listed on the TSX ("Toronto Stock Exchange") Venture and completed its initial public offering on August 30, 2004. Tremblant currently has, prior to the Consolidation, 9,700,000 common shares issued and outstanding and a total of 10,970,000 common shares on a fully diluted basis with over 200 shareholders. As at February 28, 2005, Tremblant had cash assets net of liabilities of in excess of approximately $1,700,000 (Canadian Dollars). Further information regarding Tremblant can be obtained by visiting SEDAR http://www.sedar.com.

     The above described transactions have not yet transpired and are not committed to but are expected to be completed within the next six months, all subject to both applicable United States and Canadian securities and other prerequisite government regulatory compliance and the Company expects to disclose updated information on hopeful completion of these transactions by way of a subsequent 8-K report in which the material related agreements shall be included as exhibits.

     ITEM 2: DESCRIPTION OF PROPERTY

     The Company's corporate offices and administrative headquarters are located in Mississauga, Ontario, Canada.

     Each of the operating subsidiaries maintains office, manufacturing and warehousing facilities as are described in the segment information given for each supra.

     ITEM 3: LEGAL PROCEEDINGS

     The Company is a party to a number of legal proceedings in connection with claims made for goods sold and various other aspects of its business, all of which are considered routine litigation incidental to the business of the Company. The Company is not aware of any other litigation pending which might be considered material and not in the ordinary course of business, except for:

     a) An action commenced in July 2004 against a company, that as of February 28, 2005, is now wholly-owned by a subsidiary of the Company (See Subsequent Events). Co-defendants in this action also included former officers, director and shareholder of said company, and another corporation controlled by said persons. The plaintiffs involved in this action claimed they are owed a commission for the sale of said company in March 2004 by its former shareholder. A former director, officer and shareholder of said company has indemnified said company from any and all harm that may be caused against said company from this action, if any, and as a result, and is defending this claim on behalf of said company and the other co-defendants. This action was stayed by courts in February 2005. The Company believes it is not liable in respect of this claim. In January 2005, said company, along with the Company's largest shareholder (which at that time indirectly wholly-owned said company), commenced an action against the co-defendants for damages resulting from breach of contract and misrepresentation, among other things. As the outcome is not determinable, no provision has been made in the financial statements.


     b) a motion commenced in January 2005 by a person and a corporation controlled by said person, whereby they are seeking court approval to commence an action, on behalf of said person, said corporation and another company (in which said person owns a minority interest and is a director of, and the majority interest is owned by a corporation acquired by the Company on February 28, 2005 (see Subsequent Events), against certain companies (that as of February 28, 2005 (see Subsequent Events) are now wholly-owned by the Company), and certain directors of said companies, one of which is also the Company's Chairman. In this above instance, the Company is not liable in respect of this claim. In April 2005, certain subsidiaries of the Company commenced action against said person, his spouse, and certain corporations controlled by said person for damages resulting from misrepresentation and certain inappropriate conduct, among other things. As the outcome is not determinable, no provision has been made in the financial statements.

     ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During  the  fourth  quarter  of  2004  the  only  matters   submitted  for
shareholder approval were those presented at the Shareholder Meeting held December 23, 2004 wherein the following matters were approved:

     1. Election of Al Burgio, William Fatica, Joel Sebastian, Gerry Quinn, Leo Couprie, Bill Rancic and Taragh Bracken to the board of directors of the Corporation.

     2. The Corporation's 2004 Stock Plan.

     3. Amisano Hanson Chartered Accountants as the Corporation's independent auditors for the December 31, 2004 year-end.

     4. The adoption of new By-Laws for the Corporation.

     5. The amendment of the Certificate of Incorporation of the Corporation to change its name from Monaco Group Inc. to Loretta Food Group Inc.

     6. The issuance of securities to certain board members as inducement to join the Company.

     Which matters were more particularly disclosed and discussed in the Company's Definitive Proxy Statement filed with the Commission on December 13, 2004 the disclosure of which is hereby incorporated by reference thereto and to which more in-depth reference is made.

     Holders of 4,221,000 shares, accounting for approximately 84.3% of the shares outstanding at that time, either attended the meeting or submitted proxies and all voted for the above matters.

     On February 28, 2005, the Company filed an amendment to its Certificate of Incorporation to change the name of the Company to Loretta Food Group Inc. A copy of this amendment was filed as an exhibit to the Company's Definitive Proxy Statement filed with the Commission on December 13, 2004 the disclosure of which is hereby incorporated by reference thereto.

                                     PART II

     ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is listed on the Bulletin Board under the Symbol "LTFG". There is no current trading market yet developed for the Company's securities and no trading to the Company's knowledge has taken place.

     On April 19, 2005, the Company had approximately 56 shareholders of record.

     The Company has never paid any dividends on its Common Stock and does not presently intend to pay any dividends on its Common Stock in the foreseeable future. The Company is obligated to and intends to cause its subsidiary, Monaco (Canada) Inc., to pay dividends on the outstanding Class A Preferred Stock of Monaco (Canada) Inc.

     There are securities in MG Holdings Inc., a subsidiary of the Company, which shares are entitled "Exchangeable Shares". 750,000 Exchangeable Shares were issued by such subsidiary in connection with an asset acquisition from a Canadian entity guaranteed by the Company and represent rights to exchange such securities (1-to-2) for 1,500,000 restricted shares of Common Stock in the Company and are treated by the Company as an option to acquire such Common Stock.

     The Company is authorized to issue Preferred Stock from time to time in one or more series. The Board of Directors is hereby expressly authorized to provide for the issue of all or any of the shares of the Preferred Stock in one or more series, and to fix the number of shares and to determine or alter for each such series, such voting powers, full or limited, or no voting powers, and such designation, preferences, and relative, participating, optional, or other rights and such qualifications, limitations, or restrictions thereof, as shall be stated and expressed in the resolution or resolutions adopted by the Board of Directors providing for the issuance of such shares and as may be permitted by the Delaware General Corporations Law.

     The terms and provisions, rights and preferences of the Company's Common Stock and Preferred Stock are more particularly set forth in the Company's Certificate of Incorporation as amended, copies of which are included as exhibits to this 10KSB report to which further reference should be made for any further details.

     There are no options or warrants outstanding to purchase shares of the Company's common stock, except for 930,000 options to purchase 930,000 restricted shares of the Company's common stock at exercise prices ranging from $1.00 to $4.00 per share. There are no options or warrants to purchase the Company's common stock that are authorized and available for grant, except pursuant to the Company's Monaco Group Inc. 2004 Stock Plan a copy of which is included as an Exhibit hereto for further reference. The Company has no unrestricted shares outstanding that are currently eligible for sale under Rule
144. The Company has 326,500 common shares which it has registered under the Securities Act in its previous SB-2 Registration Statement filing with the Commission November 17, 2003 for sale by current stockholders. No dividends have been paid on the Company's common stock to date, and the Company has no plans to pay dividends on its common stock in the foreseeable future.

     The Securities and Exchange Commission has adopted a rule that established the definition of a "penny stock," for purposes relevant to the Company , as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. As a result, if trading in the Company's common stock is determined to be subject to the above rules, a stockholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities.

     Refer to the Company's Consolidated Statement of Changes in Stockholders' Equity in the Company's audited financial statements included in this report for information on issuances of equity securities during fiscal year 2004. These issuances were made either under exemption from registration allowed under
Section 4 (2), Regulation D or Regulation S of the Securities Act of 1933 as amended.

     ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OFOPERATIONS

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                               OPERATION OVERVIEW

     GENERAL

     The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the Company's consolidated financial statements (and notes related thereto) appearing elsewhere in this report.

     The Company is incorporated in Delaware on July 21, 2003. The Company has 11 subsidiaries, Monaco (Canada) Inc., incorporated under the laws of the Province of Ontario on July 25, 2003 ("Monaco Canada"), MG Holdings Inc., incorporated under the laws of the Province of Ontario on November 10, 2003, Sweet Valley Food Corporation, incorporated under the laws of the Province of Ontario on May 14, 2004, Bayshore Foods Inc., an Ontario corporation, acquired on August 20, 2004, LF Acquisition Corp., an Ontario corporation, acquired on
February 28, 2005, Loretta Foods Limited, an Ontario corporation, acquired on February 28, 2005, LF Brands Inc., an Ontario corporation, acquired on February 28, 2005, LF Licensed Products Inc., a Delaware corporation, acquired on February 28, 2005, Loretta Baking Mix Products Inc., an Ontario corporation, acquired on February 28, 2005, Golden Gate Flour Corporation, an Ontario corporation, acquired on February 28, 2005, and Loretta Baking Mix Products Ltd., a Michigan corporation, acquired on February 28, 2005. Accordingly, the above mentioned corporations that were acquired subsequent to December 31, 2004 are not included in the Company's December 31, 2004 year-end financial statements.

     In October 2003, the Company entered the grocery distribution business in Canada through subsidiary, Monaco (Canada). Since that time, the Company has purchased brand name grocery products manufactured by such companies as Coca Cola, Pepsi Co., Kraft Foods, and Colgate-Palmolive from suppliers on an order-by-order basis and sold these products to a limited number of wholesale customers in Canada. The Company distributed products to these customers on an order-by-order basis. For the year-ended December 31, 2004, the Company relied on a few major customers for all of its grocery distribution business.

     In July 2004, the Company completed its acquisition of certain assets of Sweet Valley Foods Inc. and began to manufacture, process, and distribute sugar using the assets the Company acquired from Sweet Valley Foods Inc. The Company formed Sweet Valley Food Corporation for the purpose of operating the business we acquired from Sweet Valley Foods Inc. In August 2004, the Company completed its acquisition of Bayshore Foods, Inc. and entered the snack food business. In February 2005, the Company completed its acquisition of LF Acquisition Corp., LF Brands Inc., LF Licensed Products Inc. and Loretta Baking Mix Products Inc. and began to manufacture, process and/or distribute spices, canned food products, fl and other food products. In March 2005, the Company completed its acquisition certain assets, formerly-owned by Amendt Corporation, from Monroe Bank & Trust and began to manufacture, process, and distribute baking mix products using the assets acquired from Monroe Bank & Trust. Accordingly, the above mentioned corporations that were acquired subsequent to December 31, 2004 are not included in the Company's December 31, 2004 year-end financial statements.


   CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2004 AS
                 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003.

  SUMMARY OF OPERATING SEGMENTS AND SUMMARY CONSOLIDATED RESULTS OF OPERATIONS



                                            Operating                   Operating and
Year ended 12/31/2004                       Segments                   Corporate Segments

Revenue                              3,041,239          6,127.71%       3,041,239        6,127.71%
Gross Profit                           380,756         20,627.05%         380,756       20,627.05%
SG&A                                   590,645          3,224.58%         909,255          967.01%
Net loss (a)                          (104,318)           554.89%        (422,928)         407.24%
Foreign currency translation            98,590             N/A             98,590             N/A
                                    -------------                     ------------
Net comprehensive loss (b)           (202,908)          1,173.83%        (521,518)         525.49%
Net loss per common share (a)           (0.02)                              (0.09)
Depreciation and amortization         131,136          (6,941.80)         131,136             N/A
Interest and financing expenses        63,906          73,355.17%          63,906       73,355.17%
Deferred tax recovery                (105,571)            N/A            (105,571)            N/A
                                    -------------                     ------------
EBITDA (a)                            (14,847)            (6.28%)        (333,457)         300.35%
EBITDA (b)                           (113,437)           616.05%         (432,047)         418.72%
                                    ==========                        ============
EBITDA net loss per share (a)            0.00                               (0.07)


Year ended 12/31/2003

Revenue                                48,834             48,834
Gross Profit                            1,837              1,837
SG&A                                   17,766             85,215
Net loss (a)                          (15,929)           (83,378)
Foreign currency translation                0                  0
                                    -------------         ------------
Net comprehensive loss                (15,929)           (83,378)
Net profit (loss) per common share       0.00              (0.02)
Depreciation and amortization               0                  0
Interest and financing expenses            87                 87
Deferred tax recovery                       0                  0
                                    -------------         ---------
EBITDA (a)(b)                         (15,929)           (83,291)
                                    =============         =========
EBITDA net loss per share                0.00              (0.02)

     REVENUES. Revenues for the year ended December 31, 2004 were $3,041,239. This revenue was derived largely from the Company's sugar business (acquired effective July 1, 2004), as well as its snack food business (acquired on August 20, 2004), and from its grocery distribution business in Canada. The Company was incorporated on July 21, 2003, therefore comparative information is from the incorporation date to December 31, 2003. For the period of July 21, 2003 (inception) to December 31, 2003, the Company generated revenue of $48,834 derived solely from its grocery distribution business in Canada. During the year ended December 31, 2004, the Company derived approximately 38% of its revenue from a single customer.

     COST OF SALES. Cost of sales was $2,660,483 for the year ended December 31, 2004 (87.5%, as a percentage of sales), as compared to $46,997 (96.2%, as a percentage of sales) for the period ended December 31, 2003. If the Company's revenue increases as it anticipates, it anticipates that cost of sales as a percentage of sales will decrease.

     Approximately $1,441,882 (54.2% as a percentage of cost of sales) of the Company's raw material purchases were supplied by a corporation affiliated with one of the Company's directors. This corporation provides a line of credit arrangement to the Company, and as a result the Company purchases certain raw material from said corporation. Included in interest expense is $46,802, which represents the mark-up charged by this corporation for this raw material. Until such time as the Company is able to obtain alternative financing, including, but not limited to, credit from alternative suppliers, the Company will continue to purchase raw materials from this corporation for the Company.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $909,255 for the year ended December 31, 2004, as compared to $85,215 for the period ended December 31, 2003. This total was primarily due to wages and benefits of $144,159, freight and delivery of $150,021, stock-based compensation to directors of $150,565, amortization of $131,136, and rent of $60,533, mainly related to the Company's sugar business acquired effective July 1, 2004, as compared to the year ended December 31, 2003 which included no such expenses. This total also included accounting and audits fees of $53,577 and legal fees of $52,602, as compared to $5,200 and $19,320, respectively, for the year ended December 31, 2003, mainly related to the filing of a registration statement on Form SB-2 and subsequent SEC reporting.

                         LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2004, the Company had a working capital deficit of $644,136, as compared to a working capital surplus of $1,272 as of December 31, 2003. As of December 31, 2004, the Company's cash and cash equivalents increased to $130,610 from $6,977 at December 31, 2003. Operating activities provided $292,475 for the year ended December 31, 2004, attributable mainly to a net increase in non-cash working capital items, namely accounts payable and accruals. Cash used in investing activities amounted to $482,565, attributable mainly to the acquisition of capital assets, goodwill and trademarks in the Sweet Valley and Bayshore acquisitions. Financing activities provided $327,586 from advances and borrowing from related parties and issuances of common stock over the year-ended December 31, 2004.

     For the year ended December 31, 2004, the Company posted a net loss of $422,928 and a net comprehensive loss of $521,518, as compared to a net loss of $83,378 for the year ended December 31, 2003. The Company expects to continue to operate at a loss while the business grows, at least through fiscal 2005.

     Earnings before interest, taxes, depreciation and amortization (EBITDA) was a loss of $333,457 for the year ended December 31, 2004 as compared to a loss of $83,291 for the year ended December 31, 2003. This increase is attributable to an increase in expenses. However, such expenses included certain non-cash items such as the issuance of stock for services of $118,750 and other stock-based compensation of $31,815 for the year-ended December 31, 2004, was compared to $57,500 and zero, respectively, for the year-ended December 31, 2003. EBITDA from the Company's operating businesses was a loss of $14,847 for the year ended December 31, 2004 as compared to a loss of $15,842 for the year ended December 31, 2003.

     Earnings before interest, depreciation, amortization (EBITDA) is a financial measurement used by distribution related companies that function in the wholesaling of manufactured goods. EBITDA is relevant to the Company's businesses due to the fact that traditional valuations for measuring the values of enterprises such as ours are usually based on EBITDA multiples. EBITDA is not recognized as a GAAP measurement of earnings and should not be relied upon as such.

     The Company has funded its financial needs from inception primarily through net proceeds received through private sales of the Company's securities, as well as borrowings and advances from related parties.

     ACQUISITIONS. On July 27, 2004, the Company, through our subsidiary MG Holdings, acquired the assets of Sweet Valley Foods Inc. related to the manufacturing, processing, and selling of sugar in consideration of $80,000 Canadian dollars in cash, 750,000 exchangeable shares of stock of MG Holdings, and cash compensation for its inventory. Each exchangeable share of MG Holdings may be exchanged for two shares of Company common stock. The value of the inventory purchased from Sweet Valley Foods Inc., as at July 1, 2004, was $282,724.78 Canadian dollars. Couprie, Fenton Inc., a corporation owned by certain shareholders of Sweet Valley, has agreed to finance this inventory purchase on a short-term basis. The cash paid by the Company subsidiary, MG Holdings, at closing was $80,000.00 Canadian dollars. Burgio Family Holdings Inc., the Company largest shareholder, agreed to loan the Company funds to complete this purchase. The Company formed a new subsidiary, Sweet Valley Food Corporation, an Ontario corporation, to operate and utilize the sugar assets acquired.

     Sweet Valley Food Corporation packages and distributes granulated sugar and related sugar products to the foodservice and retail marketplace in Canada under the brand name "Sweet Valley". It serves as a niche supplier in the Canadian retail, foodservice and industrial markets. Sweet Valley's customers include retail customers, such as grocery and mass merchandise stores, and industrial customers, principally food manufacturers. The refined sugar is sold in a variety of packaging options under various brands. In addition to packaging Sweet Valley's own brand, it packages the private-label brands of various retailers and distributors throughout Canada. Sweet Valley Food Corporation markets its sugar products to retail grocers and industrial food manufacturers by direct sales and through distributors. The Company plans to continue and hopes to grow this business over the next twelve months. The Company believes that this business will have sufficient operations to be self-sufficient. If operations prove to be insufficient, we will seek alternative sources of funding, including loans from its directors, officers, or stockholders, commercial or private lenders, or credit from suppliers.

     On August 20 2004, the Company completed the acquisition of Bayshore Foods Inc., a snack food company. The Company delivered a note payable in the amount of $350,000 Canadian dollars and 400,000 shares of its common stock at the closing to Amton Inc., a New York corporation, to acquire all of the issued and outstanding shares of Bayshore Foods Inc. Bayshore Foods Inc. markets and distributes snack food products under the "Amigos" trademark and "Jimmy Pop Corn" trademark. Bayshore Foods currently sells its "Amigos" brand tortilla and nachos chips and "Jimmy Pop Corn" brand caramel popcorn to retailers and distributors in Canada. The Company plans to continue and hope to grow this business over the next twelve months. Additionally, Bayshore Foods Inc. plans to launch these two brands into the United States in 2005. The Company also plans to expand the "Amigos" brand into other product categories, including tacos, taco seasoning and salsa, and its "Jimmy Pop Corn" brand into other popcorn categories. The Company believes that this business will have sufficient operations to be self-sufficient. If operations prove to be insufficient, the Company will seek alternative sources of funding, including loans from its directors, officers, or stockholders, commercial or private lenders, or credit from suppliers.

     On October 4, 2004, the Company entered into a Share Purchase Agreement with Burgio Family Holdings Inc., an Ontario corporation ("Burgio Holdings"), ALBAR Capital Corp., an Ontario corporation ("ALBAR"), and Monaco Canada, and on November 30, 2004, said parties executed a share purchase amending agreement (collectively the "Share Purchase Agreement").

     Pursuant to the provisions of the Share Purchase Agreement, Monaco Canada agreed to acquire LF Licensed Products Inc. ("LF Licensed") and LF Acquisition Corp. ("LF Acquisition") from Burgio Holdings., and LF Brands Inc. from ALBAR. LF Brands Inc. formed Loretta Baking Mix Products Ltd. ("LBMP"), a Michigan corporation on October 7, 2004, for the purpose of exploring the possible purchase of all the assets and business of Michigan-based Amendt Corporation. LF Acquisition owns all of the issued and outstanding shares of the Capital Stock of Loretta Foods Limited. LF Brands Inc. also owns 6,000 shares of the capital stock of Golden Gate Flour Corporation, representing 60% of the issued and outstanding shares of Golden Gate Flour Corporation. 2047810 Ontario Inc., an arms-length corporation, owns the remaining 4,000 shares of capital stock of Golden Gate Flour Corporation.

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

     On February 28, 2005, the Company and Monaco Canada completed the acquisition of LF Licensed, LF Acquisition and LF Brands Inc. Pursuant to the provisions of the Share Purchase Agreement, Monaco Canada issued to ALBAR 7,000,000 shares of Monaco Canada's Class A Preferred Shares and issued to Burgio Holdings 3,000,000 shares of Monaco Canada's Class A Preferred Shares.

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

     LF Brands owns 60% of the capital stock of Golden Gate Flour Corporation, which owns and operates a flour mill based in Brantford, Ontario and is engaged in milling wheat into flour and distributing its products primarily to commercial bakeries, food companies, food service companies and retailers. LF Brands also owns the rights to Rich'n Moist, Rich'n Chewy, Rich'n Fluffy, 1st Prize, County Fair, Jelly Powders, Puddin', Too Cool, Keep'm Hot Keep'm Cool and The Value Diaper. These products include baking mixes, flour products and drink mixes.

     The Company believes that these businesses will have sufficient operations to be self-sufficient. If operations prove to be insufficient, the Company will seek alternative sources of funding, including loans from its directors, officers, or stockholders, commercial or private lenders, or credit from suppliers.

     During the next twelve months, we may acquire additional local and regional food companies in the United States and Canada. The Company has not yet identified any additional companies that meet its criteria, and the Company does not have a specific timetable for acquisitions. Additional acquisitions will require significant financial resources. Available cash will not be sufficient to fund additional acquisitions. The Company would likely finance additional acquisitions with loans from commercial or private lenders. The Company is not certain that it will be able to obtain such financing to fund any additional acquisitions.

     Adequate funds may not be available when needed or on terms acceptable to the Company. In the event that the Company has not able to obtain additional funding on a timely basis, the Company's businesses may fail or may be required to limit any proposed operations.


     CRITICAL ACCOUNTING POLICIES.

     The discussion and analysis of the Company's financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires management to make estimates and disclosures on the date of the financial statements. On an on going basis, management evaluates its estimates. Management uses authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. Management believes that the following critical accounting policies affect its more significant judgments and estimates in the preparation of the Company's financial statements.

     ACCOUNTS RECEIVABLE/ALLOWANCE FOR DOUBTFUL ACCOUNTS.

     The Company's accounts receivable are due from businesses engaged in the distribution and/or retail of food and grocery products. Credit is extended based on evaluation of a customers' financial condition and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. Estimates are used in determining the allowance for doubtful accounts based on the Company's historical collections experience, current trends, credit policy and a percentage of its accounts receivable by aging category. In determining these percentages, the Company looks at historical write-offs of its receivables. The Company also looks at the credit quality of its customer base as well as changes in its credit policies. The Company continuously monitors collections and payments from its customers. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

     VALUATION OF DEFERRED TAX ASSETS.

     Deferred tax assets and liabilities represent temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets are primarily comprised of reserves, which have been deducted for financial statement purposes, but have not been deducted for income tax purposes as well as net operating loss carry forwards. The Company annually reviews the deferred tax asset accounts to determine if is appears more likely than not that the deferred tax assets will be fully realized.

     VALUATION OF LONG-LIVED ASSETS.

     The Company reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of the assets with expected net cash flows expected to be provided by the operating activities of the business or related products. Should the sum of the expected future net cash flows be less than the carrying value, the Company would determine whether an impairment loss should be recognized. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the Asset. Long-lived assets and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets and their ultimate disposition. To the extent impairment has occurred, the carrying amount of the asset would be written down to an amount to reflect the fair value of the asset.

     RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD ("FASB").

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN No. 46") "Consolidation of Variable Interest Entitles." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans for receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN No. 46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has adopted FIN No. 46 effective January 31, 2003. In December 2003, the FASB issued FASB Interpretation No. 46R, "consolidation of Variable Interest Entities an interpretation of ARB 51 (revised December 2003)" ("FIN 46R"), which includes significant amendments to the previously issued FIN 46. Among other provisions, FIN 46R includes revised transition dates based on the nature as well as the creation date of the variable interest entity. The Company is now required to adopt the provisions of FIN 46R no later than the end of the first reporting period that ends after March 15, 2004. The adoption of these pronouncements has not and is not expected to have a material impact on the Company's consolidated financial condition or results of operations taken as whole.

     In April 2003, the FASB issued SFAS No. 149 ("SFAS No. 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The adoption of SFAS No. 149 has not had a material impact on the Company's financial position and results of operations.

     In May 2003, the FASB issued SFAS No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company adoption of SFAS No. 150 has not had a material impact on its financial position and results of operations. In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on the application of EITF No. 2-16 "Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor. EITF No. 02-16 addresses how a reseller of a vendors products should account for cash consideration received from a vendor. The adoption of EITF No. 02-16 has not had a material effect on the Company's financial position and results of operations.

     In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accountant Bulletin No. 104, "Revenue recognition" ("SAB No.104"), which codifies, revises and rescinds certain sections on SAB No. 101, "Revenue Recognition" in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company's financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation" ("SFAS No. 123(R)"). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this statement are effective as of the beginning of the first interim reporting period that begins after June 15, 2005. The Company adoption of SFAS No.123(R) has not a material impact on the Company's financial position or results of operations.

     In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151 "Inventory Costs." This statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing" and removes the "so abnormal" criterion that under certain circumstances could have led to the capitalization of these items. SFAS No. 151 requires that idle facility expense, excess spoilage, double freight and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." SFAS 151 also requires that allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement shall be effective for all fiscal years beginning after June 15, 2005. The Company adoption of SFAS No.151 has not had a material impact on the Company's financial position or results of operations.

     On  December  16,  2004,  the  FASB  issued  SFAS  No.  153,  "Exchange  of
Non-monetary Assets", an amendment of Accounting Principles Board ("APB") Opinion No. 29, which differed from the International Accounting Standards Board's ("IASB") method of accounting for exchanges of similar productive assets. Statement No. 153 replaces the exception from fair value measurement in APB No. 29, with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. The statement is to be applied prospectively and is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company adoption of SFAS No.153 has not had a material impact on the Company's financial position or result of operations.

     SEASONALITY

     The Company anticipates its operation, as it relates to food and grocery products; and specifically, inventory levels, sales volume and product mix, will be impacted to some degree by certain season and holiday periods.

     INFLATION

     The Company believes that inflation, under certain circumstances, could be beneficial to the Company's major business. When inflationary pressures drive product costs up, the Company's customers sometimes purchase greater quantities of product to expand their inventories to protect against further pricing increases. This enables the Company to sell greater quantities of products that are sensitive to inflationary pressures.

     However, inflationary pressures frequently increase interest rates. Since the Company is dependent on financing, any increase in interest rates will increase the Company's credit costs, thereby reducing its profits. Since the company currently pays above market rates for financing, management believes, however, that inflationary pressures on pricing may not be detrimental to sales growth and operating margins.

             FORWARD LOOKING INFORMATION AND CAUTIONARY STATEMENTS

     Other than the factual matters set forth herein, the matters and items set forth in this report are forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. These statements relate to future events or the Company's future financial performance and include, but are not limited to, statements concerning:

         The anticipated benefits and risks of the Company's key strategic partnerships, business relationships and acquisitions;

         The Company's ability to attract and retain customers;

         The anticipated benefits and risks associated with the Company's business strategy, including those relating to its distribution and fulfillment strategy and its current and future product and service offerings;

         The Company's future operating results and the future value of its common stock;

         The anticipated size or trends of the market segments in which the Company competes and the anticipated competition in those markets;

         Potential government regulation; and

         The Company's future capital requirements and its ability to satisfy its capital needs.

     Furthermore, in some cases, you can identify forward-looking statements by terminology such as may, will, could, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Factors that could cause such differences include, but are not limited to, those identified herein and other risks included from time to time in the Company's other Securities and Exchange Commission ("SEC") reports and press releases, copies of which are available from the Company upon request.

     Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Moreover the Company assumes no responsibility for the accuracy and completeness of the forward-looking statements to conform such statements to actual results or to changes in its expectations.

     In addition to the other information in this Form 10-KSB, the following risk factors should be carefully considered in evaluating the Company business because these factors may have a significant impact on the Company's business, operating results and financial condition. As a result of the risk factors discussed below and elsewhere in this Form 10-KSB and the risks discussed in the Company's other SEC filings, actual results could differ materially from those projected in any forward-looking statements.

     1. THE COMPANY HAS INCURRED OPERATING LOSSES.

     The Company has a history of operating losses. To date, a large portion of the Company's expenses have been financed by certain shareholders and through capital raising activities. A large portion of the Company's historical losses are a direct result of fees and expenses paid for in stock and/or other working capital financing. Due to a pattern of historical losses, there is no assurance that further financing will not be needed for operating purposes.

     2. DEPENDENCE ON PUBLIC TRENDS.

     The Company's business is subject to the effects of changing customer preferences and the economy, both of which are difficult to predict and over which the Company has no control. A change in either consumer preferences or a down-turn in the economy may affect the Company's business prospects.

     3. POTENTIAL PRODUCT LIABILITY.

     As a participant in the distribution chain between the manufacturer and consumer, the Company would likely be named as a defendant in any product liability action brought by a consumer. To date, no claims have been asserted against the Company for product liability; there can be no assurance, however, that such claims will not arise in the future. Currently, the Company does carry product liability insurance. In the event that any products liability claim is not fully funded by insurance, and if the Company is unable to recover damages from the manufacturer or supplier (if itself it is not the manufacturer) of the product that caused such injury, the Company may be required to pay some or all of such claim from its own funds. Any such payment could have a material adverse impact on the Company.

     4. RELIANCE ON COMMON CARRIERS.

     Although the Company leases a fleet of trucks operated by the Company to make deliveries, the Company is still dependent, for shipping of product purchases, on common carriers in the trucking industry. Although the Company uses several common carriers, the trucking industry is subject to strikes from time to time, which could have material adverse effect on the Company's operations if alternative modes of shipping are not then available. Additionally the trucking industry is susceptible to various natural disasters which can close transportation lanes in any given region of the country. To the extent common carriers are prevented from or delayed in utilizing local transportation lanes, the Company will likely incur higher freight costs due to the limited availability of trucks during any such period that transportation lanes are restricted.

     5. COMPETITION.

     The Company is subject to  competition  in all of its various  product sale businesses. The Company is subject to competitive pressures from other manufacturers and distributors based on price and service and product quality and origin.

     6. LITIGATION

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions should not materially affect the financial position, results of operations or cash flows of the Company, but there can be no assurance as to this.

      7. LIMITED TRADING MARKET.

     The Company's common stock trades on the NASDAQ's OTC Bulletin Board under the Symbol "LTFG". There is no current trading market yet developed for the Company's securities and no trading to the Company's knowledge has taken place. Trading of the Company's Common Stock is expected to continue to be reported in the NASDAQ's OTC Bulletin Board or in the "pink sheets." (see Item 5-"Market For The Registrant's Common Stock and Related Stockholder Matters" supra for a more in depth discussion of the Company's listing status) and would likely be subject to the rules adopted by the Commission regulating broker-dealer practices in connection with transactions in "penny stocks", including what the Company believes to be stringent disclosure rules. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If the Common Stock became subject to the penny stock rules, many broker-dealers may be unwilling to engage in transactions in the Company's securities because of the added disclosure requirements, thereby making it more difficult for purchasers of the Common Stock to dispose of their shares.

     8. RISKS OF BUSINESS DEVELOPMENT.

     Because of the relatively new consolidation of varied business acquisitions and combined use of the lines of product and product distribution established for the Company and such being relatively new and different from its historical business experience, the Company's operations in these areas should be considered subject to all of the risks inherent in a new business enterprise, including the absence of an appreciable operating history and the expense of new product development and uncertainties on demand and logistics of delivery and other satisfaction of customer demands. Various problems, expenses, complications and delays may be encountered in connection with the development of the Company's new products and methods of product distribution. These expenses must either be paid out of the proceeds of future offerings or out of generated revenues and Company profits and will likely be a drain on Company capital if revenue and revenue collection does not keep pace with Company expenses. There can be no assurance as to the continued availability of funds from any of these sources.

         9. RAPIDLY CHANGING MARKET MAY IMPACT OPERATIONS.

     The market for the Company's products is rapidly changing with evolving industry standards and frequent new product introductions. The Company's future success will depend in part upon its continued ability to enhance its existing products and to introduce new products and features to meet changing customer requirements and emerging industry standards and to continue to have access to such products from their sources on a pricing schedule conducive to the Company operating at a profit. The Company will have to develop and implement an appropriate marketing strategy for each of its products. There can be no assurance that the Company will successfully complete the development of future products or that the Company's current or future products will achieve market acceptance levels and be made available for sale by the Company conducive to the Company's fiscal needs. Any delay or failure of these products to achieve market acceptance or limits on their availability for sale by the Company would adversely affect the Company's business. In addition, there can be no assurance that the products or technologies developed by others will not render the Company's products or technologies non-competitive or obsolete.

     Management believes actions taken and presently being taken to meet and enhance the Company's operating and financial requirements should assure and provide the opportunity for the Company to continue as a going concern. However, Management cannot predict the outcome of future operations and no adjustments have been made to offset the outcome of this uncertainty.

     10. NO DIVIDENDS LIKELY.

     No dividends have been paid on the Common Stock since inception, nor, by reason of its current financial status and its contemplated financial requirements, does the Company contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

     12. POTENTIAL FUTURE SALES OF COMPANY STOCK.

     The majority of the shares of common stock of the Company outstanding are "restricted securities" as that term is defined in Rule 144 promulgated under the Securities Act of 1933. In general under Rule 144 a person (or persons whose shares are aggregated) who has satisfied a one year holding period may, under certain circumstances, sell within any three month period a number of shares which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares by a person who is not an affiliate of the Company and who has satisfied a two year holding period without, any quantity limitation. The majority of holders of the shares of the outstanding common stock of the Company deemed "restricted securities" have already satisfied at least their one year holding period or will do so with the next fiscal year, and such stock is either presently or within the next fiscal year will become eligible for sale in the public market (subject to volume limitations of Rule 144 when applicable). The Company is unable to predict the effect that sales of its common stock under Rule 144, or otherwise, may have on the then prevailing market price of the common stock. However, the Company believes that the sales of such stock under Rule 144 may have a depressive effect upon the market.

     13. THE COMPANY MAY NOT BE ABLE TO CONTINUE ATTRACTING NEW CUSTOMERS.

     The success of the Company's business model depends in large part on its continued ability to increase its number of customers and synergistic asset acquisitions. The market for its businesses may grow more slowly than anticipated because of or become saturated with competitors, many of which may offer lower prices or broader distribution. If the Company cannot continue to attract new customers or maintain its existing customer base or attract a good and expanding mixture of product, the Company may be unable to offer the benefits of the network model at levels sufficient to attract and retain customers and sustain its business.

     14. THE COMPANY'S BUSINESS MAY SUFFER IF IT IS NOT ABLE TO PROTECT IMPORTANT INTELLECTUAL PROPERTY.

     The Company's ability to compete effectively against other companies in its industry will depend, in part, on its ability to protect its trademarks and other intellectual property rights. The Company does not know whether it has been or will be completely successful in doing so.

     15. THE COMPANY MAY NOT BE ABLE TO MAINTAIN THE CONFIDENTIALITY OF ITS PROPRIETARY KNOWLEDGE.

     The Company relies, in part, on contractual provisions to protect its trade secrets and proprietary knowledge. These agreements may be breached, and the Company may not have adequate remedies for any breach. Its trade secrets may also be known without breach of such agreements or may be independently discovered by competitors. Its inability to maintain the confidential nature of its trade secrets and proprietary knowledge could harm its business, results of operations and financial condition by adversely affecting its ability to compete.

     16. THE COMPANY MAY ACQUIRE OTHER BUSINESSES OR , WHICH COULD RESULT IN DILUTION TO ITS STOCKHOLDERS, OR OPERATIONAL OR INTEGRATION DIFFICULTIES WHICH COULD IMPAIR ITS FINANCIAL PERFORMANCE.

     If appropriate opportunities present themselves, the Company may acquire complementary or strategic businesses, services or products that it believes will be useful in the growth of its business. The Company does not currently have any commitments or agreements with respect to any new acquisitions. They may not be able to identify, negotiate or finance any future acquisition successfully. Even if the Company does succeed in acquiring a business, service or product, the process of integration may produce unforeseen operating difficulties and expenditures and may require significant attention from the Company's management that would otherwise be available for the ongoing development of its business. Moreover the anticipated benefits of any acquisition may not be realized or may depend on the continued service of acquired personnel who could choose to leave. If the Company makes future acquisitions, it may issue shares of stock that dilute other stockholders, incur debt, assume contingent liabilities or create additional expenses related to amortizing intangible assets, any of which might harm its financial results and cause its stock price to decline. Any financing that it might need for future acquisitions may only be available to it on terms that restrict its business or that impose on it costs that reduce its revenue.

     17. IF THE COMPANY'S FULFILLMENT CENTERS ARE NOT EFFECTIVELY OPERATED THE COMPANY'S BUSINESS MAY BE ADVERSELY AFFECTED.

     If the Company does not successfully operate its fulfillment centers such could significantly limit the Company's ability to meet customer's demands, which would likely result in diminished revenues, adversely affecting the Company's business. Because it is difficult to predict sales increases the Company may not manage its facilities in an optimal way which may result in excess inventory, warehousing, fulfillment and distribution capacity having an adverse impact on working capital of the Company, or the lack of sufficiency in such areas causing delays in fulfillment of customer orders adversely affecting customer confidence and loyalty.

     18.THE COMPANY'S OFFICERS AND DIRECTORS ARE ENGAGED IN OTHER BUSINESSES. THEREFORE, THESE OFFICERS AND DIRECTORS MAY NOT DEVOTE SUFFICIENT TIME TO THE COMPANY'S AFFAIRS.

     The persons serving as The Company's officers and directors have existing responsibilities and may have additional responsibilities to provide management and services to other entities. As a result, conflicts of interest between these other activities of those entities and that of the Company may occur from time to time, in that the Company's officers and directors may have conflicts of interest in allocating time, services, and functions between the Company's affairs and the other business ventures in which it may be or become involved.

     19.THE COMPANY IS REQUIRED TO INDEMNIFY ITS OFFICERS AND DIRECTORS IN CERTAIN CIRCUMSTANCES FOR CLAIMS AGAINST THEM THAT MAY RESULT IN SIGNIFICANT COSTS, THEREFORE, REDUCING THE COMPANY'S PROFITABILITY AND ITS ABILITY TO CONTINUE ITS BUSINESS.

     Article SEVENTH of our Certificate of Incorporation provides, among other things, that the Company's directors shall not be personally liable to the Company or its stockholders for monetary damages for breach of fiduciary duty as a director, except for:

     o any breach of such director's duty of loyalty to the Company or its stockholders;

     o acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

     o liability for unlawful payments of dividends or unlawful stock purchase or redemption by the Company; or

     o any transaction from which such director derived any improper personal benefit.

     Accordingly, the Company's directors may have no liability to the Company's stockholders for any mistakes or errors of judgment or for any act of omission, unless such act or omission involves intentional misconduct, fraud, or a knowing violation of law or results in unlawful distributions to the Company's stockholders.

     20.THE INDUSTRY IN WHICH THE COMPANY OPERATES IS HIGHLY COMPETITIVE AND THE COMPANY MAY NOT HAVE ADEQUATE RESOURCES TO MARKET ITS PRODUCTS AND SERVICES IN ORDER TO COMPETE SUCCESSFULLY.

     Competition in the grocery and food service industry is intense. Most of the Company's competitors have substantially greater experience, financial and technical resources, marketing and development capabilities than the Company does. Many of those competitors with greater financial resources can afford to spend more resources than the Company can to market their products and services. the Company cannot guaranty that it will succeed in marketing its products and services in the face of such competition.

     21.THE COMPANY MAY NEED TO RAISE ADDITIONAL CAPITAL TO EFFECTUATE ITS BUSINESS PLAN. IF IT FAILS TO RAISE ADDITIONAL CAPITAL, ITS BUSINESS MAY LIKELY FAIL.

     To purchase products from vendors and to develop brands, the Company may be required to raise additional funds. Its failure to obtain additional funds would significantly limit or eliminate its ability to develop brands and purchase products. This would have a material adverse effect on its ability to commence operations and compete with other brand developers and product distributors.

     To market products, the Company may be required to raise additional funds. The Company anticipates that it will require significant funds for the marketing and promotion of food brands. The Company's failure to obtain additional funds could significantly limit or eliminate its ability to fund the Company's sales and marketing activities. This could have a material adverse effect on its ability to continue operations and compete with other brand developers, food manufacturers and product distributors.

     The Company may require the use of a third-party warehouse facilities and servicing to store and distribute its products. The Company may be required to raise additional funds to do so. The Company's failure to obtain additional funds could significantly limit or eliminate its ability to storage and distribute its products. This could have a material adverse effect on its ability to continue operations.

     The Company anticipates that it may seek additional funding through public or private sales of its securities. That could include equity securities, or through commercial or private financing arrangements. Adequate funds may not be available when needed or on terms acceptable to the Company. In the event that the Company is not able to obtain additional funding on a timely basis, its business may fail or it may be required to limit any proposed operations or eliminate certain or all of its proposed marketing programs.

     22.THE COMPANY'S PLANNED ACQUISITION STRATEGY MAY NOT PROVIDE ECONOMIC BENEFITS AND MAY IMPAIR ITS FINANCIAL CONDITION.

     The Company plans to continue to pursue acquisitions in the food business. However, the Company cannot guarantee that it will be able to consummate any acquisitions on favorable terms. If it does complete any acquisitions, the Company cannot be certain that it will realize any anticipated benefits from its acquisition strategies. In addition, acquisitions will require significant financial resources. Available cash will likely not be sufficient to fund acquisitions. The Company is not certain that it will be able to obtain adequate financing to fund any acquisitions.

     23.THE COMPANY LACKS A PUBLIC MARKET FOR SHARES OF ITS COMMON STOCK, WHICH WILL MAKE IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES.

     There is no present public market for shares of The Company's common stock. The Company cannot guaranty that an active public market will develop or be sustained. Therefore, investors may not be able to find purchasers for their shares of the Company's common stock.

     24.DEPENDENCE ON ACQUISITION FINANCING.

     The Company has depended on debt/equity acquisition financing to expand their subsidiary base and in the process the Company has emassed a sizeable consolidated debt service. As a result emphasis to help maintain fiscal responsibilities has been on the Company's subsidiaries to sustain and progress to the extent necessary to also contribute to debt service cost payment.

     ITEM 7. FINANCIAL STATEMENTS

     The following financial statements of the Company are contained in this Report on the pages indicated:

                                                              Page
                                                              ----

Report of Independent
Certified Public Accountants:                                                F-2

Consolidated Balance Sheet as of December 31, 2004                     F-3 - F-4

Consolidated Statements of Operations for the
Years Ended December 31, 2004, 2003                                          F-5

Consolidated Statements of
Cash Flows for the Years Ended December 31, 2004, 2003                 F-6 - F-7

Consolidated Statement of Changes in Stockholders' Equity for the
Years Ended December 31, 2004, 2003                                    F-8 - F-9

Notes to Consolidated Financial Statements                             F-10-F-27

     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      NONE

     ITEM 8A. CONTROLS AND PROCEDURES

     As certified herein by the Company's Chief Executive Officer and Chief Financial Officer, they have within 90 days of the date of this report evaluated the disclosure controls and procedures of the Company and believe same to be adequate to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company sufficient to allow evaluation by the Company of accuracy in their recording, processing, summarizing and reporting financial and other Company information and data, and there do not appear to be any deficiencies in the design or operation of such internal controls which would adversely and materially affect the Company's ability to discover, evaluate and report such information.

     The Company expects by its next scheduled Annual Shareholder Meeting to have adopted an Audit Committee Charter that codifies the basis and authority under which the Company's current Audit Committee operates, providing expanded authority of such committee and the independent nature and identity of its director participants as required by the recent enactment of the Sarbanes-Oxley Act. The Company believes that at least one director participant therein will be qualified as an "audit committee financial expert" as defined in such Act. Charters for the other Company Director Committees are also being developed.

     The Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in its reports filed under the Exchange Act, such as this Form 10-KSB, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. The Company's disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. The Company's internal controls are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its financial statements in conformity with GAAP.

     The Company's management, including its principal executive officer and the principal financial officer, does not expect that the Company's disclosure controls and procedures and its internal control processes will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. The Company monitors its disclosure controls and procedures and internal controls and makes modifications as necessary; the Company's intent in this regard is that the disclosure controls and procedures and the internal controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

     There have been no significant changes in the Registrants internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) PF THE EXCHANGE ACT.

     Set forth is certain information concerning directors and director nominees and executive officers of the Company. Each of these persons stated as nominated to serve as a director is nominated for fiscal year 2005 and/or until their successor is elected and qualified.

                                                                     Year First
                                                                      Elected A
         Name of Director/Nominee    Age       Position                Director
         ---------------            ---       --------                 --------

         Al Burgio                  28      Chairman and Chief
                                            Executive Officer, Director
                                            and Director                  2005
                                            Nominee

         Bill Moore                 52     Chief Financial Officer

         Tyrone Ganpaul             55     Vice President

         William Fatica             63     Director, Director
                                            Nominee                       2004

         Leo Couprie                53     Director, Director
                                            Nominee                       2004

         Joel Sebastian             63     Director, Director
                                           Nominee                        2004

         Bill Rancic                33     Director, Director
                                           Nominee                        2004

         Gerry C. Quinn             55      Director, Director
                                            Nominee                       2004

     Al Burgio is 28 years old and has been our Chairman, CEO, President and Secretary since February 28, 2005. Since December 1999, Mr. Burgio has been President and director of Burgio Family Holdings Inc., currently our largest shareholder, and majority shareholder of ALBAR Capital Corp. Since September 2001, Mr. Burgio has been President and director of ALBAR Capital Corp. From August 1998 to February 2000 Mr. Burgio was President of Gordacom Consulting Inc. From June 2000 to May 2002, Mr. Burgio was director of Avenue Financial Corporation (formerly University Avenue Financial Corporation, a Canadian reporting company). From September 2002 to September 2004, Mr. Burgio was the Chief Executive Officer and President of Skyway Wholesale Grocers Inc. From March 2004 to the present, Mr. Burgio was President of (i) Loretta Foods Limited, (ii) LF Acquisition Corp., and (iii) LF Brands Inc. From May 2004 to the present, Mr. Burgio has been the President and Chief Executive Officer of Golden Gate Flour Corporation. Mr. Burgio attended Brock University Bachelors of Accounting program from 1994 to 1997; provided, however, Mr. Burgio did not complete the degree program.

     Joel Sebastian is 62 years old and has been one of our directors since July 2, 2004. Mr. Sebastian is the Vice President of Special Projects at Bozzuto's Inc., a wholesale distributor of food and household products to retailers in New England, New York, New Jersey, Pennsylvania, and Maryland, based in Cheshire, Connecticut. From June 1971 to December 1985, Mr. Sebastian was with Sweet Life Foods in a variety of positions, including Director of Purchasing; and from December 1985 to January 1995, he was with Bozzuto's as Vice President of Merchandising and Advertising before accepting the position of Vice President of Marketing for the Sweet Life Division of Supervalu in January of 1995. He was later promoted to the position of Vice President of Category Management for the New England Region of Supervalu. In October 2003, Mr. Sebastian then returned to Bozzuto's as Vice President of Special Projects.

     As an active member of industry trade associations, Mr. Sebastian served as Chairman of Food Distributors International (formerly NAWGA) Buyer Merchandiser Committee, was a Director on Independent Grocer Association ("IGA") Executive Committee, served on the IGA Red Oval Advisory Board, a member of Ralston Purina's Advisory Board, a member of the Connecticut Food Association, served on Mass Foods Legislative Committee and Convention Committees, a past Chairman and Director Emeritus of North East Food Distributors Association, and currently serves as Chairman of Food Marketing Institute's Vendor Distributor Exchange ("VENDEX") and Annual Business Conference (ABC) Convention Committees and is on the Board of Directors for Mass Foods. Mr. Sebastian also served on the committee that developed Nestle Foods current funding program. In addition to his degree of Business Management at Quinnipiac College, Mr. Sebastian continued his education with the Levinson Institute, Zenger Miller and a variety of training seminars. Mr. Sebastian is a director of Synergy Brands Inc. Synergy Brands Inc., which is a public company and listed on the NASDAQ Small Cap securities exchange.

     William Fatica is 63 years old and has been one of our directors since July 2, 2004. Mr. Fatica is a partner of Corporate Brand Specialists, headquartered in Pittsburgh, Pennsylvania, a company he co-founded in 2001. Corporate Brand Specialists clients include Del Monte, H. J. Heinz Co., Knauss Snack Food Company, and Creekside Springs. Prior to co-founding Corporate Brand Specialists, Mr. Fatica worked in various management positions for H.J. Heinz for thirty (30) years, eventually retiring as the General Manager of the Heinz Corporate Brand Business Unit in 2001. Mr. Fatica is a past Vice President of the Northeastern GMR, served on the VENDEX Planning Committee, and participated in the annual Private Label Manufacturers Association Industry Roundtable. Mr. Fatica graduated from Ohio University in Athens, Ohio.

     Leo Couprie is 53 years old and has been one of our directors since July 27, 2004. He was appointed to the Board of Directors of the Company in conjunction with the acquisition of the assets of 1505262 Ontario Inc. (formerly Sweet Valley Foods Inc.) by MG Holdings Inc., a subsidiary of the Company. Mr. Couprie is the Chairman of the Board of Directors of Sweet Valley Foods Inc. Mr. Couprie is an officer, director, and shareholder of Sweet Valley Foods Inc., which holds 750,000 shares of exchangeable stock of MG Holdings Inc. in which are exchangeable for 1,500,000 of our Common Stock. Mr. Couprie is also the Chairman of Couprie, Fenton Inc., a company he co-founded in 1986. From 1994 to 1996, Mr. Couprie was the President of C&F Meat Brokers and from 1974 to 1984, a trader for Canada Packers Limited, International Division. Mr. Couprie also serves on the Board of Directors of Mortgage Central and Voyager Group Inc. Since 2001, he has served as the Chair of Seneca College's International Business Advisory Board.

     William Edward (Bill) Rancic is 33 years old and has been one of our directors since on October 7, 2004. Mr. Rancic received a Bachelor of Criminal Justice Degree from Loyola University of Chicago in 1992. In 1995, Mr. Rancic founded The Ranley Group, doing business as Cigars Around the World. In June 2003, The Ranley Group was acquired by Gran Reserve Corporation, a subsidiary of Synergy Brands Inc. From 1995 to June 2004, Mr. Rancic was the President and a director of The Ranley Group. Mr. Rancic is the winner of the Donald Trump NBC show "The Apprentice" and author of "You're Hired: How to Succeed in Business and Life." Mr. Rancic is a director of Synergy Brands Inc., and Synergy Brands Inc., which is a public company and listed on the NASDAQ Small Cap securities exchange.

     Gerry C. Quinn is 55 years old and has been one of our directors since December 23, 2004. Mr. Quinn has served as President of The Erin Mills
Investment Corporation, since July 1989, a real estate development and investment company. Prior to joining Erin Mills, Mr. Quinn served as a senior officer in Magna International Inc. and Barrincorp, both publicly traded companies, and he served as a partner in the public accounting firm of Ernst & Young. Currently, Mr. Quinn is also a director of MotorVac Technologies, Inc. and Remote Dynamics Inc., and Remote Dynamics Inc. is a public company and listed on NASDAQ Small Cap securities exchange. Mr. Quinn was a director of Remote Dynamics Inc. (formerly Minorplanet Systems U.S.A. Inc.) when it filed for Chapter 11 bankruptcy protection and subsequently a plan of re-organization was accepted and became effective July 2, 2004.

OTHER EXECUTIVE OFFICERS

     Bill Moore is 52 years old and has been our Chief Financial Officer since March 14, 2005. Since 2002, Mr. Moore has been a Managing Director of Mandaville Group Inc., a boutique corporate finance advisor. From 1999 to 2002, Mr. Moore was the CEO of Systech Retail Systems Inc. and CFO from 1993 to 1999. Mr. Moore served on the board of directors of Systech from 1995 to 2003, including serving as lead director through its restructuring under Chapter 11 in the U.S.A. and CCAA in Canada from 2002 to 2003. From 1986 to 1993, Mr. Moore was a partner and managing director with Coopers & Lybrand Consulting Group. Mr. Moore has been a Chartered Accountant since 1979 and is a member of the Ontario Institute of Chartered Accountants. In 1974, he received his Bachelor's Degree in Business Administration from St. Francis Xavier University.

     Tyrone Ganpaul is 55 years old and has been our Vice President since July 27, 2004. Mr. Ganpaul is also the President and a director of our subsidiary Sweet Valley Food Corporation. He is currently the President, a director and a shareholder of 1505262 Ontario Inc. (formerly Sweet Valley Foods Inc.), which holds 750,000 shares of exchangeable stock of MG Holdings Inc. and which are exchangeable for 1,500,000 shares of our Common Stock. Mr. Ganpaul has significant experience in financial management, marketing, control, and development for a number of various businesses, especially food, consumer products, and resource products. From 1994 to 2001, he was a business development consultant for various companies, including Goudas Food Products Company Limited. From 1987 to 1994, Mr. Ganpaul was Vice President Finance for Export Packers Company Limited. Mr. Ganpaul has a degree in Economics and Business Administration from the University of Guyana and a RIA diploma from the Society of Management Accountants (formerly the Society of Registered Industrial Accountants).

     There is no family relationship between any of our officers or directors. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony, nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

BOARD OF DIRECTORS MEETINGS DURING LAST FISCAL YEAR

     The Board of Directors of the Company held 2 meetings during the fiscal year ending December 31, 2004, and took action by unanimous written consent on 10 occasions. Our Board of Directors initially consisted of 3 directors, Peter Nelipa, Taragh Bracken, and Suzanne Lilly. On July 2, 2004, Suzanne Lilly resigned as a Director, but remained the Chief Financial Officer and Treasurer of the Company until she resigned on March 14, 2005. On July 2, 2004, the Board of Directors appointed William Fatica and Joel Sebastian to the Board of Directors. On July 27, 2004, in conjunction with the acquisition of the assets of 1505262 Ontario Inc. (formerly Sweet Valley Foods Inc.) by MG Holdings, Inc., Leo Couprie, a member of the Board of Directors of 1505262 Ontario Inc., was appointed as a member of the Board of Directors of the Company. On October 7, 2004, Peter Nelipa resigned as a director, but remained as the President and Secretary of the Company until February 25, 2005. On October 7, 2004, the Board of Directors appointed William (Bill) Rancic to fill the vacancy created by the resignation of Mr. Nelipa. On February 28, 2005, Al Burgio accepted his appoint to our Board of Directors as elected by our Shareholders at our Annual Meeting on December 23, 2004. All other nominees, namely Joel Sebastian, William Fatica, Leo Couprie, Taragh Bracken, William (Bill) Rancic, and Gerry Quinn that were elected by our Shareholders at our Annual Meeting on December 23, 2004, each accepted their appoint to our Board of Directors on December 23, 2004. On February 25, 2005, Taragh Bracken resigned as a director. All action by the Company's directors regarding these matters was taken by written consent in lieu of holding Board of Directors' meetings.

     All directors of the Company hold office until the next annual meeting of stockholders of the Company and the election and qualification of their successors. Officers of the Company are appointed annually by, and serve at the discretion of, the Board of Directors. As the directors shall be elected by a plurality of the votes of the shares of the Company's Common Stock present in person or represented by Proxy at the Annual Meeting, those 6 nominees for director receiving the most votes of the shares present in person or represented by Proxy at the Company's Annual Meeting may be elected as the members of the Company's Board of Directors, in spite of the fact whether or not that no such nominee may receive more than one-half (1/2) of the total votes cast. Cumulative voting for nominees is not permitted.

     COMMITTEES OF THE BOARD OF DIRECTORS. Pursuant to the Company's Bylaws, the Board of Directors has formed 4 committees consisting of one or more directors of the Company. On November 11, 2004, the Board of Directors formed an Audit Committee, Executive Compensation Committee, Employee Compensation Committee and Nominating Committee. Selection of members of those committees was made by all the members of the Board of Directors.

     AUDIT COMMITTEE. The Audit Committee is responsible for making recommendations to the Board of Directors regarding the selection of independent auditors, reviewing the results and scope of the audit and other services provided by the Company's independent auditors, reviewing the Company's financial statements for each interim period, and reviewing and evaluating the Company's internal audit and control functions. Joel Sebastian, William Fatica and Gerry C. Quinn have been appointed by the Board of Directors to serve on the Audit Committee. Three (3) meetings of the members of the Audit Committee have been held.

     EXECUTIVE COMPENSATION COMMITTEE. The Executive Compensation Committee will be responsible for making recommendations to the Board of Directors concerning salaries and incentive compensation for officers, directors, and executive employees. It will also administer any stock option plans instituted by the Company the Company's 2004 Stock Plan with respect to compensation of directors, officers, and certain consultants of the Company. Joel Sebastian, William Fatica, Gerry C. Quinn, and William (Bill) Rancic have been appointed by the Board of Directors to serve on the Executive Compensation Committee. No meetings of the members of the Executive Compensation Committee have been held.

     EMPLOYEE COMPENSATION COMMITTEE. The Employee Compensation Committee will be responsible for making recommendations to the Board of Directors concerning salaries and incentive compensation for employees of the Company, who are not officers. Joel Sebastian, William Fatica, Gerry C. Quinn, Leo Couprie, Al Burgio, and William (Bill) Rancic have been appointed by the Board of Directors to serve on the Employee Compensation Committee. No meetings of the members of the Employee Compensation Committee have been held.

     The Governance and Nominating Committee presently consisting of Gerry Quinn, William Fatica and Joel Sebastian assists the full Board of Directors in identifying and recommending individuals qualified to become directors and will consider all qualified nominees recommended by shareholders.

     The Nominating Committee will seek candidates for an open director position by soliciting suggestions from Committee members, the Chairman of the Board, incumbent directors, senior management and/or others. The Committee also may retain a third-party executive search firm to identify candidates from time to time. Additionally, the Committee will consider any unsolicited recommendation for a potential candidate to the Board from Committee members, the Chairman of the Board, other Board members, management and shareholders.

     The Governance and Nominating Committee will consider nominees recommended by any shareholder of the Company who delivers timely notice of the nomination in proper written form to the Company's secretary at the Company's principal executive office. To be timely, the notice must be received not less that the time allowed for other shareholder proposals seeking entry onto the agenda for the next following Annual Meeting. The notice must include certain biographical information about both the proposed nominee and the shareholder submitting the proposal as well as disclose the number of shares of Company Common Stock owned by each of the proposed nominee and the shareholder making the proposal. The proposal must also contain the proposed nominee's written signed consent to being named as nominee in the proxy statement and to serving on the Board of Directors if nominated and subsequently elected.

     The Governance and Nominations Committee does not set specific, minimum qualifications that nominees must meet in order for the committee to recommend them to the Board of Directors, but rather believes that each nominee should be evaluated based on his or her individual merits, taking into account the needs of the Company and the composition of the Board of Directors.

     The policy adopted by the Committee provides that nominees recommended by stockholders are given appropriate consideration in the same manner as other nominees.

     The  Board  of  Directors  will  be   responsible   for  making  the  final
determination    regarding    prospective   nominees   after   considering   the
recommendations of the Committee.

     No officer or director or affiliate thereof is or in the last fiscal year has been in debt to the Company in excess of $60,000.

     The Company has adopted a code of conduct for its senior executive and financial officers (the "Code of Ethics"), a copy of which is included herewith as an exhibit. The Company will make any legally required disclosures regarding amendments to, or waivers of, provisions of its Code of Conduct in accordance with the rules and regulations of the SEC.

     All current directors except for Al Burgio to the best knowledge of the Company meet the independence standards set by the Securities and Exchange Commission and NASDAQ, such that if all nominees for directorships are elected the Board of Directors of the Company will be majority independent. The Company has no set policy on Director attendance but does encourage full participation, most meetings of the Board historically being by telephonic and other communication with decision making accomplished by written consent mainly for convenience of the members, most not being physically situated near the Company's business sites. The Company believes that Gerry C. Quinn would be considered as the member of the Company's Audit Committee qualifying as an audit committee financial expert because of his business and educational background and experience in the accounting industry.

     COMMUNICATIONS WITH DIRECTORS. The Board of Directors maintains a process for stockholders to communicate with the Board of Directors or any member of the Board of Directors. Stockholders who desire to communicate with the Board of Directors should send any communications to the Company's Secretary, c/o Loretta Food Group Inc., 2405 Lucknow Drive, Mississauga, Ontario, L5S 1H9. Any communication must specify the number of shares of our Common Stock beneficially owned by the shareholder making the communication. The Company's Secretary will forward such communication to the complete Board of Directors or to any individual director or directors to whom the communication is directed, unless the communication is threatening or illegal, uses inappropriate expletive language or is similarly inappropriate, in which event the Company's Secretary has the authority to discard the communication or take appropriate legal action regarding the communication.

     The Company does not have a formal policy regarding director attendance at the Annual Meeting, but the Board of Directors expects that the directors who are nominated for election at the Annual Meeting will attend the Annual Meeting. The Company currently does not have a policy with regard to the consideration of any director candidates recommended by stockholders, except that stockholder candidates should possess the professional experience and skills and personal qualities that the Company seeks in director candidates.

     The  Company  has  recently   adopted  a  Code  of  Ethics,   Whistleblower
communications policy, and various Director Committee Charters, all of which copies of are made exhibits to this report on Form 10-KSB.

     BOARD OF DIRECTORS PRE-APPROVAL POLICY. The Board of Directors does not have a written pre-approval policy.

     SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Section 16(a) of the Securities Exchange Act of 1934 as amended, requires that the Company's directors, executive officers and greater than 10% shareholders file reports with the Securities and Exchange Commission reporting their initial beneficial ownership of the Company's equity securities and any subsequent changes to their respective security holdings. Those persons must also provide the Company with copies of these reports. On information and belief the Company believes that all such required reports have now been filed current but no all were filed timely.

     The Company has  established  and  adopted a Code of Ethics  outlining  and providing guidelines for executive and employer conduct regarding the disclosure, promotion and handling of Company business and business relationships and a policy for comment and complaint on compliance with applicable conduct codes ("whistleblower policy") and the Company has also established a Nominating Committee of certain of its Directors to assist in the election and succession of members of the Company's Board of Directors and a Compensation Committee to assist in establishing executive compensation. Copies of the Company's Code of Ethics, whistleblower policy, Nominating Committee and Compensation Committee Charters may be found disclosed in the Company's Proxy Statement which are expected to be disclosed and confirmed at the relevant shareholders meeting and copies thereof have been made exhibits to this 10KSB report.

     ITEM 10. EXECUTIVE COMPENSATION.

     The following table sets forth the salaries and other compensation we paid to the Company's executive officers for the year ended December 31, 2004.


Person                    Year      Salary           Bonus    Other Annual

Al Burgio (2)             2004      $0               $0       $0
President, Chief
Executive Officer,        2003      $0               $0       $18,500(1)(3)
Chairman, Secretary,
and Director

William Moore             2004      $0               $0       $0
Chief Financial Officer
(4) (5)                   2003      $0               $0       $0

Tyrone Ganpaul            2004      $39,560 (7)      $0       $0
Vice President (6)
                          2003      $0               $0       $0

Peter Nelipa              2004      $0               $0       $0
Former President,
Secretary, Former and     2003      $0                        $8,000(1)
Director

Suzanne Lilly             2004      $0               $0       $0
Former Chief Financial
Officer and Former        2003      $0               $0       $7,500(1)
Director

(1) On July 23, 2003, Peter Nelipa was issued 800,000 shares of our $.001 par value common stock, Suzanne Lilly was issued 750,000 shares of our $.001 par value common stock, and Burgio Family Holdings Inc. was issued 1,850,000 shares of our $.001 par value common stock (as adjusted for the September 29, 2003 stock split) in exchange for their services relating to founding and organizing our business, which were valued at $8,000 for Mr. Nelipa, $7,500 for Ms. Lilly and $18,500 for Burgio Family Holdings Inc.

(2) Al Burgio became an officer and director of the Company on February 28, 2005

(3) Al Burgio is also the President and Director of Burgio Family Holdings Inc. Burgio Family Holdings Inc. is owned by (i) Burgio Family Trust I and (ii) Burgio Family Trust II. Al Burgio is a beneficiary of each of those trusts.

(4) William Moore became the Chief Financial Officer of the Company on March 14, 2005

(5) William Moore did not receive any compensation during year ended December 31, 2004. On March 14, 2005, William Moore was appointed Chief Financial Officer of the Company, and at that time the Company issued to Mr. Moore 195,500 shares of our Common Stock. Thereafter, the Company issued to Mr. Moore an additional 100,000 shares of our Common Stock. On March 14, 2005, the Company agreed to pay Mr. Moore a signing bonus in the amount of $25,000 Canadian Dollars (US20,683) and monthly compensation in the amount of $15,000 Canadian Dollars (US$12,410). This monthly arrangement with Mr. Moore can be terminated by either party with 30 days written notice.

(6) Tyrone Ganpaul became a Vice President of the Company on July 27, 2004.

(7) Tyrone Ganpaul received compensation in the amount of $39,560 (2003: $Nil) by our wholly-owned subsidiary, Sweet Valley Food Corporation for his service as President of this subsidiary.

     COMPENSATION OF DIRECTORS. For their service on our Board of Directors, no director has received any cash compensation. At such time as the Company was formed, Company issued to Peter Nelipa 800,000 shares of our Common Stock and to Suzanne Lilly 750,000 shares of our Common Stock, and to Taragh Bracken 600,000 shares of our Common Stock. Additionally, at such time as William Rancic was appointed as a director the Company, the Company issued to Mr. Rancic 100,000 shares of our Common Stock.

     At the time Joel Sebastian was appointed as a director of the Company, the Company issued to Mr. Sebastian (i) 10,000 shares of our Common Stock and (ii) options to purchase 30,000 shares of our Common Stock for a period of 5 years at a purchase price of $1.00 per share. At the time William Fatica was appointed as a director of the Company, the Company issued to Mr. Fatica (i) 10,000 shares of our Common Stock and (ii) options to purchase 30,000 shares of our Common Stock for a period of 5 years at a purchase price of $1.00 per share. At the time Leo Couprie was appointed a director of the Company, the Company issued to Mr.
Couprie (i) 10,000 shares of our Common Stock and (ii) options to purchase 30,000 shares of our Common Stock for a period of 5 years at $1.00 per share. Following Gerry C. Quinn election as a director of the Company, the Company issued to Mr. Quinn (i) 125,000 shares of our Common Stock and (ii) options to purchase 75,000 shares of our Common Stock for a period of 5 years at a purchase price of $1.50 per share.

     On March 7, 2005, the Company issued to Leo Couprie, Gerry C. Quinn, and William Rancic each an additional 100,000 shares of our Common Stock and to Joel Sebastian and William Fatica each an additional 140,000 shares of our Common Stock.

     None of the Company's Executive Officers have been provided any options nor do they currently hold any options to purchase any interests in the Company's securities.

     EMPLOYMENT AGREEMENTS. We have not entered into or are a party to any employment agreements, except for the arrangement with William Moore whereby the Company agreed to pay Mr. Moore a signing bonus in the amount of $25,000 Canadian Dollars (US20,683), a monthly compensation in the amount of $15,000
Canadian Dollars (US$12,410), and issue to Mr. Moore 195,500 shares of the Company's Common Stock in exchange for his services as our Chief Financial Officer. This monthly arrangement with Mr. Moore can be terminated by either party with 30 days written notice.

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth certain information with respect to (i) each Director, nominee for director and executive officer of the Company; and (ii) all director and director nominees and executive officers of the Company as a group at May 1 2005, including the number of shares of the Company's Common Stock then officially owned by each of them. The persons specified below hold sole voting and investment power with respect to the shares of our Common Stock specified opposite their respective names, unless otherwise indicated, subject to community property and similar laws, where applicable. The information with respect to each person specified is as supplied or confirmed by such person or based upon statements filed with the Securities and Exchange Commission.

SECURITY OWNERSHIP BY MANAGEMENT.


NAMES AND ADDRESSES (1)                  TITLE OF CLASS      AMOUNT AND NATURE OF             PERCENT OF CLASS (2)
                                                             BENEFICIAL OWNERSHIP

Al Burgio (3)                            COMMON              1,880,000 shares                 20.79%
President, Chief Executive Officer,
Secretary, Chairman and Director
(6)(7)

William Moore                            COMMON              295,500 shares                   3.27%
Chief Financial Officer

William Fatica                           COMMON              180,000 shares (4)               1.99%
Director

Joel Sebastian                           COMMON              180,000 shares (4)               1.99%
Director

Leo Couprie                              COMMON              390,000 shares (4)               4.31%
Director (5)

Tyrone Ganpaul                           COMMON              250,000 shares                   2.76%
Vice President (5)

William (Bill) Rancic                    COMMON              200,000 shares                   2.21%
Director

Gerry C. Quinn                           COMMON              300,000 shares                   3.32%
Director (8)

Peter Nelipa                             COMMON              830,000 shares                   9.18%
Former President, Chief Executive
Officer and Secretary

Suzanne Lilly                            COMMON              175,000 shares                   1.94%
Former Chief Financial Officer and
Treasurer

Taragh Bracken                           COMMON              630,000 shares                   6.97%
Former Director

All directors and named executive        COMMON              3,675,500 shares                 40.65%
officers as a group


     (1) The address for all of the above is c/o Loretta Food Group, 2405 Lucknow Drive, Mississauga, Ontario, Canada, L5S 1H9

     (2) Based on 9,042,500 issued and outstanding shares of our Common Stock as of May , 2005, on a fully diluted basis.

     (3) Mr. Burgio is also an officer and a director of all of our subsidiaries.

     (4) Includes 30,000 shares of our Common Stock which may be acquired by the exercise of stock options.

     (5) Mr. Couprie and Mr. Ganpaul are also shareholders, officers, and directors of 1505262 Ontario Inc., formerly Sweet Valley Foods Inc. ("Sweet Valley"). As specified later in this Proxy Statement, Sweet Valley holds 750,000 shares of exchangeable stock of MG Holdings and those 750,000 shares of that exchangeable stock may be exchanged for 1,500,000 shares of our Common Stock. Mr. Ganpaul owns one-sixth (1/6) of the issued and outstanding stock of Sweet Valley. Mr. Couprie owns one sixth (1/6) of the issued and outstanding stock of Sweet Valley.

     (6) Mr. Burgio is also a director and the only officer of Burgio Family Holdings Inc., the largest shareholder of the Company. Burgio Family Holdings Inc. is owned by (i) Burgio Family Trust I and (ii) Burgio Family Trust II. Al Burgio is a beneficiary of each of those trusts.

     (7) Monaco Canada issued to Burgio Family Holdings Inc. and ALBAR Capital Corp. 3,000,000 shares 7,000,000 shares of the Class A Preferred Stock of Monaco Canada, respectively, pursuant to the Share Purchase Agreement specified later in this Proxy Statement. Burgio Family Holdings Inc. holds 50.1% of the issued and outstanding stock of ALBAR Capital Corp. Mr. Burgio is also the sole director and officer of ALBAR Capital Corp.

     (8) Includes options to purchase 75,000 shares of our Common Stock for a period of 5 years, granted the date of his election as a director on December 23, 2004, at a purchase price of $1.50 per share. In the event Mr. Quinn resigns as a director of the Company before the expiration of 6 months from the date of his election, all of those shares and warrants shall be cancelled by the Company. Additionally, in the event Mr. Quinn resigns as a director of the Company on a date sooner than 12 months following the date of his election, one-half of those shares and those warrants shall be cancelled by the Company.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. Other than directors and officers, the following table specifies the beneficial owners of 5% or more of the Company's Common Stock.



NAME AND ADDRESS                TITLE OF CLASS           AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP   PERCENT OF
CLASS (2)

Burgio Family (1) Holdings      COMMON                   1,880,000 shares                            20.79%
Inc. (3)(4)

1505262 Ontario Inc.            COMMON                   1,500,000 shares                            16.59%
(formerly Sweet Valley Foods
Inc.) (5)(6)


     (1) The address for Burgio Family Holdings Inc. is c/o Loretta Food Group, 2405 Lucknow Drive, Mississauga, Ontario, L5S 1H9.

     (2) Based on 9,042,500 issued and outstanding shares on May , 2005, on a fully diluted basis.

     (3) Al Burgio is an officer and director of the Company and the President and Director of Burgio Family Holdings Inc. Burgio Family Holdings Inc. is owned by (i) Burgio Family Trust I and (ii) Burgio Family Trust II. Al Burgio is a beneficiary of each of those trusts.

     (4) Burgio Family Holdings Inc. owns 3,000,000 shares of the Class A Preferred Stock of Monaco Canada, a subsidiary of the Company. Also, ALBAR Capital Corp. owns 7,000,000 shares of Class A Preferred Stock of Monaco Canada. Burgio Family Holdings Inc. holds 50.1% of the issued and outstanding stock of ALBAR Capital Corp.

     (5)  The  address  for  1505262   Ontario  Inc.  is  2345  Stanfield  Road,
     Mississauga, Ontario, Canada, L4Y 3Y3.

     (6) As specified later in this Proxy Statement, 1505262 Ontario Inc. holds 750,000 shares of exchangeable stock of MG Holdings and those 750,000 shares of that exchangeable stock may be exchanged for 1,500,000 shares of our Common Stock.

     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company intends that any transactions by and among the Company and its officers, directors, principal stockholders, affiliates or advisors will be on terms and conditions no less favorable to the Company than those terms and conditions reasonably obtainable from third parties. To date there have been no related party transactions, other than listed below:

     CONFLICTS RELATED TO OTHER BUSINESS ACTIVITIES. The persons serving as our officers and directors have existing responsibilities and, in the future, may have additional responsibilities, to provide management and services to other businesses. As a result, conflicts of interest between us and those other businesses may occur from time to time.

     We will attempt to resolve any such conflicts of interest in our favor. Our officers and directors are accountable to us and to our stockholders as fiduciaries, which requires that our officers and directors exercise good faith and integrity in handling our affairs. A stockholder may be able to commence legal action on our behalf or on behalf of that stockholder and all other similarly situated stockholders to recover damages or for other relief in cases of the resolution of conflicts in any manner prejudicial to us.

     Of our officers, we do not believe that we have any conflicts of interest with any business interest of Al Burgio, other than Mr. Burgio's duty to provide management and services to other entities. We do not believe that we have any conflicts of interest with any business interest of William Moore, other than Mr. Moore's duty to provide management and services to other entities. Mr. Moore currently devotes approximately thirty hours per week to our business.
Additionally, Tyrone Ganpaul is our vice president. He is also currently the president and a director of 1505262 Ontario Inc. (formerly Sweet Valley Foods Inc.). We do not believe that we have any conflicts of interest with the business of 1505262 Ontario Inc., other than Mr. Ganpaul's duty to provide management and services.

     Each of the persons serving as our directors have existing responsibilities to other businesses and, in the future, may have additional responsibilities, to provide management and services to other entities in addition to us.

     RELATED PARTY TRANSACTIONS. There have been no related party transactions, except for the following:

     As at December 31, 2004, we had accounts payable of $842,889 (2003: $Nil) owing to a corporation that is 25% owned by Leo Couprie, a director of the Company. These amounts result from a financing arrangement, whereby our wholly-owned subsidiary, Sweet Valley Food Corporation ("SVFC"), purchases raw material from the corporation which is providing a line of credit arrangement to SVFC. The amounts payable are secured against the assets of SVFC. For the year ended December 31, 2004, SVFC purchased raw material in the amount of $1,482,219 (2003: $Nil) from the corporation, and incurred interest expense of $59,153 (2003: $Nil) which represents the mark-up charged by the corporation for these purchases.

     At December 31, 2004, we had advances due to a company controlled by Burgio Family Holdings Inc., our largest shareholder, in the amount of $168,029 (2003:
$Nil). These advances are unsecured, non-interest bearing and have no terms of repayment.

     Pursuant to William Moore's appointment as Chief Financial Officer of the Company on March 14, 2005, the Company issued to Mr. Moore 195,500 shares of our Common Stock and agreed to pay Mr. Moore a signing bonus in the amount of $25,000 Canadian Dollars (US$20,683) and monthly compensation in the amount of $15,000 Canadian Dollars (US$12,410). This monthly arrangement with Mr. Moore can be terminated by either party with 30 days written notice. The Company also issued to Mr. Moore an additional 100,000 shares of our Common Stock. Those shares were issued in a transaction that we believe satisfies the requirements of that particular exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended, specified by the provisions of Section 4(2) of that Act.

     For the year ended December 31, 2004, Tyrone Ganpaul received compensation in the amount of $39,560 (2003: $Nil) by our wholly-owned subsidiary, Sweet Valley Food Corporation for his service as President of this subsidiary.

     In December 2004, Gerry C. Quinn was elected to our Board of Directors. Pursuant to the terms and conditions set out at the time of his election, we issued to Gerry Quinn 125,000 shares of our Common Stock and options to purchase 75,000 shares of our Common Stock for a period of 5 years at $1.50 per share. On March 7, 2005, we issued to Gerry Quinn an additional 100,000 shares of our Common Stock. Those shares and options were issued in a transaction that we believe satisfies the requirements of that particular exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended, specified by the provisions of Section 4(2) of that Act.

     In October 2004, William Rancic was appointed to our Board of Directors. At that time, we issued to Mr. Rancic 100,000 shares of our Common Stock. On March 7, 2005, we issued to Mr. Rancic an additional 100,000 shares of our Common Stock. Those shares were issued in a transaction that we believe satisfies the requirements of that particular exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended, specified by the provisions of Section 4(2) of that Act.

     Logex Warehousing and Distribution Inc., a corporation controlled by our a former officer of the Company, provided us with approximately 650 square feet of office space until December 31, 2004 at no charge. This corporation also provided warehousing services to us. This corporation had agreed to provide warehousing services, as needed, until December 31, 2004, at no cost.

     On October 4, 2004, we entered into a Share Purchase Agreement and on November 30, 2004, an amending agreement to the Share Purchase Agreement ("Share Purchase Agreement"), with Burgio Family Holdings Inc., ALBAR, and Monaco Canada, regarding the purchase and sale of certain shares of stock of LF Licensed Products Inc. ("LF Licensed") and LF Acquisition Corp. from Burgio Family Holdings Inc. and LF Brands Inc. from ALBAR Capital Corp. On February 28, 2005, we completed the transactions contemplated by said agreements. Al Burgio, who became a director and officer of the Company upon completion of the transactions on February 28, 2005, had a significant interest in that transaction which may have been different from, or in addition to, the interest of the other stockholders of the Company. Specifically, Mr. Burgio owns or controls a significant interest in both Burgio Family Holdings Inc. and ALBAR, as well as the entities and businesses which were acquired by the Company pursuant to the Share Purchase Agreement. Additionally, as the result of the consummation of that transaction, the Company assumed responsibility for the performance of significant obligations and undertakings of those entities and businesses.

     Pursuant to the provisions of the Share Purchase Agreement, the Company has agreed to guarantee all of the obligations of Monaco Canada to Burgio Family Holdings Inc. and ALBAR, including, but not limited to, the (i) obligation to pay dividends regarding the Class A Preferred Stock issued by Monaco Canada, if and when declared, and (ii) redemption of that Class A Preferred Stock by Monaco Canada and payment of the applicable purchase price therefore when notified by the holders of that Class A Preferred Stock, if they desire that such redemption occur. Additionally, the Company agreed to guarantee that operating line of credit in the amount of $2,000,000.00 (Canadian Dollars) extended by a chartered bank to Loretta Foods Limited; and that line of credit is currently secured by the assets of Loretta Foods Limited. LF Acquisition owns all outstanding shares of the capital stock of Loretta Foods Limited. Pursuant to the provisions of the Share Purchase Agreement, Monaco Canada issued to Burgio Family Holdings Inc. and ALBAR Capital Corp. 3,000,000 and 7,000,000 shares of Monaco Canada's Class A Preferred Stock, respectively.

     On December 31, 2003, Burgio Family Holdings Inc. and Mary Penny entered into and executed a share purchase agreement with an assignment to LF
Acquisition Corp., for LF Acquisition Corp. to acquire Loretta Foods Limited from Mary Penny. This transaction was completed on March 5, 2004. LF Acquisition obtained the funds necessary to complete this transaction from Burgio Family Holdings Inc. As a result, LF Acquisition is indebted to Burgio Family Holdings Inc. in the amount of $1,778,884 (Canadian Dollars). As security for this indebtedness, Burgio Family Holdings Inc. has a security interest in all of outstanding shares of capital stock issued by LF Acquisition and all of the assets of LF Acquisition. Accordingly, Burgio Family Holdings Inc. has a first priority in those shares and those assets, as a secured creditor, and that security interest will terminate only when the indebtedness is paid completely. Pursuant to the Share Purchase Agreement, Monaco Canada and the Company became jointly and severally liable with Burgio Family Holdings Inc. for all of the debts, obligations, and liabilities of Burgio Family Holdings Inc. to Mary Penny, specified by the provisions of the purchase of Loretta Foods Limited from Mary Penny, including, but not limited to, the obligation to pay the balance of the purchase price to Mary Penny and comply completely with the terms and conditions of a share pledge agreement, for the outstanding shares of capital stock of Loretta Foods Limited, by and among Burgio Family Holdings Inc. and Mary Penny.

     On or about September 30, 2004, Skyway Wholesale Grocers Inc. ("Skyway"), previously a subsidiary of Burgio Family Holdings Inc., our largest stockholder and a company controlled by Al Burgio, was sold by Burgio Family Holdings Inc. to an unrelated third party. Skyway is a wholesaler of grocery and related products to various retailers in Canada. During the year ended December 31, 2004, the Company made sales of $230,660 (2003: $Nil) and had purchases of $34,583 (2003: $Nil) from Skyway, in the ordinary course of business.

     On July 27, 2004, the Company, by our subsidiary MG Holdings, acquired the assets of 1505262 Ontario Inc., formerly Sweet Valley Foods Inc. ("Sweet Valley"), used in the manufacturing, processing, and selling of sugar in consideration of $80,000.00 Canadian Dollars in cash, 750,000 shares of exchangeable stock of MG Holdings, and cash compensation for its inventory. Each share of exchangeable stock of MG Holdings may be exchanged for 2 shares of our Common Stock. The value of the inventory purchased from Sweet Valley Foods Inc., as at July 1, 2004, was $282,724.78 Canadian Dollars. Couprie, Fenton Inc., a corporation owned by certain shareholders of Sweet Valley, has agreed to finance this inventory purchase on a short-term basis. The cash paid by MG Holdings at closing was $80,000.00 Canadian Dollars. Burgio Family Holdings Inc., our largest shareholder, agreed to lend us funds to complete this purchase. We formed a new subsidiary, Sweet Valley Food Corporation, an Ontario corporation, to operate and utilize the sugar assets acquired. Leo Couprie, a director of Sweet Valley, was appointed to our Board of Directors. Mr. Couprie is also the Chairman of Couprie, Fenton Inc. Tyrone Ganpaul, a director and officer of Sweet Valley Foods Inc., has been appointed our Vice President. When he was appointed, we issued to Leo Couprie 10,000 shares of our Common Stock and options to purchase 30,000 shares of our Common Stock at $1.00 per share. On March 7, 2005, we issued to Leo Couprie an additional 100,000 shares of our Common Stock. The shares and options were issued in a transaction that we believe satisfies the requirements of that particular exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended, specified by the provisions of Regulation S.

     In July 2004, Joel Sebastian and William Fatica were appointed to our Board of Directors. At that time, we issued to each of Joel Sebastian and William Fatica 10,000 shares of our Common Stock and options to purchase 30,000 shares of our Common Stock for a period of 5 years at $1.00 per share. On March 7, 2005, we issued to Joel Sebastian and William Fatica each an additional 140,000 shares of our Common Stock. Those shares and options were issued in a transaction that we believe satisfies the requirements of that particular exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended, specified by the provisions of Section 4(2) of that Act.

     In June 2004, our subsidiary, Monaco (Canada), sold products in the amount of $80,342.00 to 1505262 Ontario Inc., in the ordinary course of business. Since our acquisition of all the assets related to the sugar business of 1505262 Ontario Inc., we do not expect to transact any further business with 1505262 Ontario Inc.

     On or about July 30, 2003, we issued 120,000 shares of our Common Stock (as adjusted for a September 29, 2003 stock split) to Peter Nelipa, Suzanne Lilly, Taragh Bracken, and Burgio Family Holdings Inc. in exchange for $12,000.00. Those shares were issued in a transaction which we believe satisfies the requirements of that particular exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended, specified by the provisions of Regulation S.

     On July 24, 2003, we entered into a Loan Facility Agreement with Burgio Family Holdings Inc. our largest stockholder. This Loan Facility Agreement allows us to borrow as much as $20,000.00 at 10% interest per annum on all amounts lent. The money is accessible upon 7 days notice to Burgio Family Holdings Inc. unsecured and payable on demand upon 30 days written notice from Burgio Family Holdings Inc. We believe that the terms of the Loan Facility Agreement were negotiated in good faith and are as favorable, if not more favorable, than those that could have been negotiated with at arm's length with an unaffiliated third party because the loan is unsecured, flexible, and provides a reasonable interest rate.

     Pursuant to an Option Agreement, dated as of July 23, 2003, by and among Peter Nelipa, our President and Secretary; Suzanne Lilly, our Chief Financial Officer; Taragh Bracken, our director, and the Company, we have an option to repurchase as many as 75% of the shares of our Common Stock held by them until July, 2005 in the event they terminate their relationships with the Company. The shares may be repurchased by us for 120% of the average amount paid for the stock. The total shares pursuant to this Option Agreement are based on the number of shares owned by those persons on the date of their termination. This Option Agreement was subsequently terminated by the parties.

     On July 23, 2003, Peter Nelipa, Suzanne Lilly, Taragh Bracken and Burgio Family Holdings Inc. were issued 4,000,000 shares of our Common Stock (as adjusted for a September 29, 2003 stock split) in exchange for their services relating to organizing our business, which shares were valued at $40,000.00. Those shares were issued in a transaction that we believe satisfies the requirements of that particular exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended, specified by the provisions of Regulation S.

     ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

     1. (a) Exhibits:

     See Index to Exhibits

     2. Reports on Form 8-K

     On October 8, 2004 (and  subsequent  8KA  Reports on  December  2, 2004 and
March 2, 2005) the Company filed an 8K Report disclosing information on the LF Brands, LF Acquisition, and LF Licensed acquisitions; On October 21, 2004 (and subsequent 8K on March 16, 2005) the Company filed an 8K Report disclosing information on the Loretta Baking Mix acquisition; On May 28, 2004 (and subsequent 8KA Reports on June 22, 2004, October 13, 2004 and November 15, 2004) the Company filed an 8K Report disclosing the Sweet Valley Foods acquisition and presenting applicable financial information; and on July 2, 2004 (followed by 8KA Reports on August 30, 2004 and November 15, 2004) the Company reported the Bayshore Foods acquisition and presented applicable financial information. Such were the only 8K reports filed during the fourth quarter of 2004.

     3. Financial Statement Schedules

             None


     ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES. The aggregate fees billed for the fiscal years ended December 31, 2003 and December 31, 2004, for professional services rendered by Amisano Hanson, the Company's principal accountant for the Company's annual financial statements and review of financial statements included in the Company's reports to the Securities and Exchange Commission, including fees for services that are normally provided by Amisano Hanson in connection with statutory and regulatory filings or engagements for such fiscal year were $5,450.00 and $15,250, respectively.

AUDIT RELATED FEES. Amisano Hanson billed the Company $3,200.00 and $28,850.00, respectively, for fees for quarterly reviews and for consent letters attached as exhibits to our Registration Statement on Form SB-2, which were reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in the caption "Audit Fees" above, in the fiscal years ending December 31, 2003 and December 31, 2004, respectively.

ALL OTHER FEES. None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Loretta Food Group Inc.


                               by /s/ Al Burgio
                               --------------------------------
                                      Al Burgio
                                      CEO

Dated: April 29, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               by /s/ Al Burgio
                               ----------------------------------
                                      Al Burgio
                                      CEO, Director

Signed: April 29, 2005

                               by /s/ William Moore
                               ----------------------------------
                                      William Moore
                                      Chief Financial Officer
Signed: April 29, 2005

                                by /s/ Joel Sebastian
                                -----------------------------------
                                       Joel Sebastian, Director

Signed: April 29, 2005

                                 by /s/ William Fatica
                                 -----------------------------------
                                        William Fatica, Director

Signed: April 29, 2005

                                 by
                                 -----------------------------------
                                        William Rancic, Director

Signed: April 29, 2005

                                  by /s/ Leo Caouprie
                                  -----------------------------------
                                         Leo Couprie, Director

Signed: April 29, 2005

                                   by /s/ Gerry C. Quinn
                                   -----------------------------------
                                          Gerry C. Quinn, Director

                                 Certifications

I, Al Burgio, certify that:

1. I have reviewed this annual report on Form 10-KSB of Loretta Food Group Inc., Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 29, 2005

/s/ Al Burgio
----------------
Al Burgio
Chief Executive Officer

I, William Moore, certify that:

1. I have reviewed this annual report on Form 10-KSB of Loretta Food Group Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 29, 2005

/s/ William Moore
---------------------
William Moore
Chief Financial Officer

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Loretta Food Group Inc.
(formerly Monaco Group Inc.)

     We have audited the accompanying consolidated balance sheets of Loretta Food Group Inc. (formerly Monaco Group Inc.) and its subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, cash flows and stockholders' equity for the year ended December 31, 2004 and from July 21, 2003 (Date of Incorporation) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Loretta Food Group Inc. (formerly Monaco Group Inc.) and its subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for the year ended December 31, 2004 and for the period from July 21, 2003 (Date of Incorporation) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Vancouver, Canada                   "AMISANO HANSON"
April 15, 2005                      Chartered Accountants

                             LORETTA FOOD GROUP INC.
                          (formerly Monaco Group Inc.)
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2004 and 2003
                             (Stated in US Dollars)

                                     ASSETS



                                                                        2004       2003
                                                                    ------------  -------
Current
    Cash                                                             $  130,610   $6,977
    Accounts receivable - Note 13                                       523,468        -
    Inventory - Note 2                                                  377,112        -
    Prepaid expenses and deposits                                        66,560        -
                                                                    ------------  -------
                                                                      1,097,750    6,977
Property, plant and equipment - Notes 3 and 5                           379,719        -
Intangible assets - Notes 3, 4 and 6                                  1,245,948        -
Goodwill - Notes 3 and 4                                                842,434        -
Deferred income taxes - Note 12                                          75,892        -
                                                                    ------------  -------
                                                                     $3,641,743   $6,977
                                                                    ============  =======

                                   LIABILITIES

Current
    Accounts payable and accrued liabilities - Notes 9 and 13        $1,178,462   $4,110
    Loans from related parties - Note 7                                 181,228    1,595
    Advances from related party - Notes 8 and 16                        261,801        -
    Current portion of long-term debt - Notes 9 and 16                   51,993        -
    Current portion of deferred income taxes - Note 12                   56,500        -
                                                                    ------------  -------
                                                                      1,729,984    5,705
Long-term debt - Notes 9 and 16                                         299,768        -
Deferred income taxes - Note 12                                         400,103        -
                                                                    ------------  -------
                                                                      2,429,855    5,705
                                                                    ============  =======


                             SEE ACCOMPANYING NOTES

                             LORETTA FOOD GROUP INC.
                          (formerly Monaco Group Inc.)
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2004 and 2003
                             (Stated in US Dollars)


                              STOCKHOLDERS' EQUITY


                                                                         2004         2003
                                                                   ------------  ----------
Capital stock - Note 10
    Authorized:
          15,000,000  voting common stock, $0.001 par value
           4,000,000  non-voting preferred stock, $0.001 par value
    Issued and Outstanding:
           5,007,000  shares of common stock (2003: 4,446,500)          5,007        4,447
       Exchangeable shares                                            937,635            -

Additional paid-in capital                                            676,962       80,203
Accumulated other comprehensive income                                 98,590            -
Accumulated deficit                                                  (506,306)     (83,378)
                                                                   ------------  ----------
                                                                    1,211,888        1,272
                                                                   ------------  ----------
                                                                   $3,641,743        6,977
                                                                   ============  ==========


Nature and Continuance of Operations - Note 1
Commitments and Contingencies - Notes 9, 10, 14, 15 and 16
Subsequent Events - Notes 1, 10 and 16


                             SEE ACCOMPANYING NOTES

                             LORETTA FOOD GROUP INC.
                          (formerly Monaco Group Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      for the year ended December 31, 2004
          and for the period from July 21, 2003 (Date of Incorporation)
                              to December 31, 2003
                             (Stated in US Dollars)



                                                                                 2004         2003
                                                                           -------------   ---------
Sales - Note 13                                                              $ 3,041,239   $  48,834

Cost of sales  - Note 13                                                       2,660,483      46,997
                                                                           -------------   ---------
Gross profit                                                                     380,756       1,837
                                                                           -------------   ---------
General and Administrative Expenses
    Accounting and audit                                                          53,577       5,200
    Amortization                                                                 131,136           -
    Bank charges and loan interest - Notes 7 and 13                               52,549          87
    Consulting fees - Note 13                                                      8,471      57,500
    Directors fees (stock-based compensation) - Note 10                          150,565           -
    Equipment rental                                                              11,868           -
    Filing, regulatory and transfer agent fees                                    11,594       2,929
    Foreign exchange                                                              21,182           -
    Freight and delivery                                                         150,021           -
    Interest expense on long-term debt  - Note 7                                  11,357           -
    Legal fees                                                                    52,602      19,320
    Office, telephone and miscellaneous                                           39,304         179
    Rent                                                                          60,553           -
    Repairs and maintenance                                                        7,630           -
    Travel and promotion                                                           2,687           -
    Wages and benefits                                                           144,159           -
                                                                           -------------   ---------
                                                                                 909,255      85,215
                                                                           -------------   ---------
Net loss before income taxes                                                    (528,499)    (83,378)
Deferred tax recovery - Note 12                                                  105,571           -
                                                                           -------------   ---------
Net loss                                                                        (422,928)    (83,378)
Comprehensive loss
    Foreign Currency translation adjustment                                       98,590            -
                                                                           -------------   ---------
Net Comprehensive loss                                                       $  (521,518)  $  (83,378)
                                                                           =============   =========
Basic and diluted loss per share                                             $    (0.09)  $    (0.02)
                                                                           =============   =========
Weighted average number of shares outstanding                                  4,636,123    4,324,340
                                                                           =============   =========


                             SEE ACCOMPANYING NOTES

                             LORETTA FOOD GROUP INC.
                          (formerly Monaco Group Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      for the year ended December 31, 2004
         and for the period from July 21, 2003 (Date of Incorporation)
                              to December 31, 2003
                             (Stated in US Dollars)


                                                              2004         2003
                                                         ------------   ------------
Cash flows from (used in) Operating Activities
    Net loss                                             $   (422,928)  $   (83,378)
    Items not affecting cash
      Amortization                                            131,136             -
      Foreign exchange loss                                    21,182             -
      Deferred tax recovery                                  (105,571)            -
      Issuance of common stock for services                   118,750        57,500
      Stock-based compensation expense - Note 10               31,815             -
    Changes in non-cash working capital items:                                    -
      Accounts receivable                                    (370,745)            -
      Inventory                                               (65,248)            -
      Prepaid expenses and deposits                           (49,635)            -
      Accounts payable and accrued liabilities              1,003,719         4,110
                                                         ------------   ------------
                                                              292,475       (21,768)
                                                         ------------   ------------
Cash flows used in Investing Activities
    Purchase of property, plant and equipment                (135,436)            -
    Intangible assets                                          (2,942)            -
    Acquired goodwill                                         (76,659)            -
    Business acquisitions - net                              (267,528)            -
                                                         ------------   ------------
                                                             (482,565)            -
                                                         ------------   ------------
Cash flows from Financing Activities
    Issuance of common stock                                   45,750        27,150
    Loans from related parties                                 31,561         1,595
    Advances from related party                               275,000             -
    Repayment of long-term debt                               (24,725)            -
                                                         ------------   ------------
                                                              327,586        28,745
                                                         ------------   ------------


                             SEE ACCOMPANYING NOTES

                             LORETTA FOOD GROUP INC.
                          (formerly Monaco Group Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      for the years ended December 31, 2004
          and for the period from July 21, 2003 (Date of Incorporation)
                              to December 31, 2003
                             (Stated in US Dollars)


                                                            2004      2003
                                                      -----------  --------
Effect of foreign currency translation on cash           (13,863)        -
                                                      -----------  --------
Increase in cash during the period                       123,633     6,977

Cash, beginning of period                                  6,977         -
                                                      -----------  --------
Cash, end of period                                    $ 130,610   $ 6,977
                                                      ===========  ========
Supplemental disclosure of cash flow information
    Cash paid for:
      Interest                                         $  23,458   $     -
                                                      ===========  ========
      Income taxes                                     $       -   $     -
                                                      ===========  ========
Non-cash Transactions - Note 11

                             SEE ACCOMPANYING NOTES

                             LORETTA FOOD GROUP INC.
                          (formerly Monaco Group Inc.)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
    for the period July 21, 2003 (Date of Incorporation) to December 31, 2004
                             (Stated in US Dollars)




                                                      Common Stock                             Additional
                                                                 Par          Exchangeable      Paid-in
                                                  Number        Value            Shares         Capital
                                                 -----------  -------------  -------------   -------------
Capital stock issued
    For services            - at $0.01            4,000,000   $      4,000  $                $    36,000
    For services            - at $0.10              175,000            175                        17,325

    For cash                - at $0.10              271,500            272                        26,878
Net loss for the period                                   -              -                             -
                                                 -----------  -------------  -------------   -------------
Balance, December 31, 2003                        4,446,500          4,447                        80,203

Capital stock issued
    For services            - at $0.625              30,000             30                        18,720
    For services            - at $1.00              100,000            100                        99,900
    For cash                - at $1.50               30,500             30                        45,720
    Issued pursuant to purchase
     agreement                                      400,000            400                       399,600
Stock based compensation                                                                          31,815
Capital contribution - Note 7                             -              -                         1,004
Foreign currency translation adjustment
Net loss for the year                                     -              -                             -
Exchangeable shares - Note 10
    Issuable pursuant to purchase
     agreement              - at $1.25                                           937,635
                                                 -----------  -------------  -------------   -------------
Balance, December 31, 2004                        5,007,000   $      5,007  $    937,635     $   676,962
                                                 -----------  -------------  -------------   -------------


                             SEE ACCOMPANYING NOTES

                             LORETTA FOOD GROUP INC.
                          (formerly Monaco Group Inc.)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
    for the period July 21, 2003 (Date of Incorporation) to December 31, 2004
                             (Stated in US Dollars)
                                   CONTINUED



                                                      Accumulated
                                                         Other
                                                     Comprehensive     Accumulated
                                                         Income           Deficit     Total
                                                      -----------  -------------  -------------

Capital stock issued
    For services            - at $0.01                 $      -       $       -     $  40,000
    For services            - at $0.10                        -               -
                                                                                       17,500
    For cash                - at $0.10                        -               -        27,150
Net loss for the period                                       -         (83,378)      (83,378)
                                                      -----------  -------------  -------------
Balance, December 31, 2003                                    -         (83,378)       1,272

Capital stock issued
    For services            - at $0.625                       -               -       18,750
    For services            - at $1.00                        -                      100,000
    For cash                - at $1.50                        -               -       45,750
    Issued pursuant to purchase
     agreement                                                -               -      400,000
Stock based compensation                                                              31,815
Capital contribution - Note 7                                 -               -        1,004
Foreign currency translation adjustment                  98,590                       98,590
Net loss for the year                                         -        (422,928)    (422,928)
Exchangeable shares - Note 10
    Issuable pursuant to purchase
     agreement              - at $1.25                        -                      937,635
                                                      -----------  -------------  -------------
Balance, December 31, 2004                             $ 98,590      $ (506,306)  $1,211,888
                                                      -----------  -------------  -------------


                             SEE ACCOMPANYING NOTES

                             LORETTA FOOD GROUP INC.
                          (formerly Monaco Group Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003
                             (Stated in US Dollars)


NOTE 1 NATURE AND CONTINUANCE OF OPERATIONS

     The Company was incorporated in the State of Delaware, United States of America on July 21, 2003 and the fiscal year end is December 31. On February 28, 2005, the Company changed its name to Loretta Food Group Inc.

     The Company's business is brokerage, sales, merchandising and distribution of grocery and consumer products across Canada to independent and chain grocery stores, discount stores, drug stores, convenience stores and other distributors.

     On July 27, 2004, MG Holdings Inc., one of the Company's wholly-owned subsidiaries, completed the acquisition of certain assets of Sweet Valley Foods Inc. ("Sweet Valley") and began to manufacture, process, and distribute sugar using the assets acquired from Sweet Valley. The Company formed Sweet Valley Food Corporation ("SVFC") for the purpose of operating the assets acquired from Sweet Valley. (Note 3).

     On August 20, 2004, the Company acquired all the issued and outstanding capital stock of Bayshore Foods Inc. ("Bayshore") and entered the snack food business. (Note 4).

     On February 28, 2005, the Company acquired all the issued and outstanding capital stock of LF Acquisition Corp., LF Brands Inc., LF Licensed Products Inc., and Loretta Baking Mix Products Inc. and began to manufacture, process, and/or distribute spices, canned food products, flour and other food products. (Note 16).

     On March 9, 2005, Loretta Baking Mix Products Ltd., one of the Company's wholly-owned subsidiaries, completed the acquisition of certain assets, formerly-owned by Amendt Corporation, from Monroe Bank & Trust and began to manufacture, process, and distribute baking mix products using the assets acquired from Monroe Bank & Trust. (Note 16).

     These consolidated financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $506,306 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company has a working capital deficiency of $632,234 at December 31, 2004 and must support current commitments and operations and planned expansion for the next twelve months. The outcome of these matters cannot be predicted with any certainty at this time. The Company has historically satisfied its capital needs primarily by issuing equity securities or borrowing from shareholders. Management plans to continue to provide for its capital needs by issuing equity securities. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates.

     The consolidated financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

     PRINCIPLES OF CONSOLIDATION

     These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Monaco (Canada) Inc. ("MCI"), a company incorporated by the Company under the Company Act of Ontario on July 25, 2003, MG Holdings Inc. ("MGH"), a company incorporated by the Company under the Company Act of Ontario on November 10, 2003, Bayshore Foods, Inc., acquired on August 20, 2004, a company incorporated under the Company Act of Ontario on May 6, 2002, and the subsidiaries of these companies. All inter-company transactions have been eliminated.

     INVENTORY

     Inventory consists of packaged food products and raw goods for processing and packaging. Inventory is valued at the lower of cost and net realizable value, determined on a first-in first-out basis. Inventory consists of the following:

             Raw goods                            $      $  138,876
             Packaging material                             152,197
             Finished packaged goods                         86,039
                                                        -----------
                                                         $  377,112
                                                        ===========

     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Amortization is provided over the life of the assets utilizing the following annual rates and methods:

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

     INTANGIBLE ASSETS

     Intangible assets consist of trademarks and customer lists acquired pursuant to business acquisitions and are recorded at cost. Amortization is provided over the life of the intangible assets utilizing the following annual rates and methods:

                  Trademarks          15 years    straight-line
                  Customer lists       5 years    straight-line

     IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

     The Company reports the impairment of long-lived assets and certain intangibles in accordance with Statement of Financial Accounting Standards ("FAS") No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". Certain long-lived assets and identifiable intangible assets held by the Company are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Accordingly, the impairment loss is recognized in the period it is determined.

     GOODWILL

     Goodwill represents the excess purchase price paid for business acquisitions over the fair value assigned to identifiable net assets acquired. Goodwill is not amortized, and is tested for impairment at least annually. An impairment loss is recognized when the carrying amount exceeds the fair value of the goodwill. The fair value of the goodwill is determined as the excess of the value of the business as a whole (using a capitalization of normalized after tax earnings approach) over the fair value of the net assets.

     INCOME TAXES

     The Company uses the asset and liability method of accounting for income taxes pursuant to FAS No. 109 "Accounting for Income Taxes". Under the assets and liability method of FAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

     REVENUE RECOGNITION

     Revenue is recognized when the customer has accepted delivery of the products and ultimate collection is reasonably assured. The Company ships goods based on the customer approved purchase order at prices negotiated and approved by the Company.

     FOREIGN CURRENCY TRANSLATION

     The Company translates amounts into the functional currency, Canadian dollars, and the reporting currency, United States dollars in accordance with FAS No. 52 "Foreign Currency Translation". At each balance sheet date, recorded balances that are denominated in a currency other than U.S. dollars are adjusted to reflect the current exchange rate which may give rise to a translation adjustment which is reported as a component of other comprehensive income in the equity section of the balance sheet.

     Monetary assets and liabilities are translated into Canadian dollars at the exchange rate in effect at the end of the year. Non-monetary assets and liabilities are translated at the exchange rate prevailing when the assets were acquired or the liabilities assumed. Revenues and expenses are translated at the rate approximating the rate of exchange on the transaction date. All exchange gains and losses on transactions denominated in currencies other than the functional currency are included in the determination of net income (loss) for the period.

     STOCK-BASED COMPENSATION

     The Company has a stock-based compensation plan, which is described in Note
     10. Under this plan, all stock based payments to are accounted for using a fair value based method of accounting following the requirements of FAS No.123. Compensation expense is recognized when the stock options are granted to employees, directors or consultants over the period until vested. Consideration received from employees, directors or consultants on exercise of stock options is credited to share capital. If stock is repurchased from employees, directors or consultants, the excess of the consideration paid over the carrying amount of the stock is charged to deficit

     FINANCIAL INSTRUMENTS

     The carrying value of the Company's financial instruments, consisting of cash, accounts receivable and accounts payable and accrued liabilities approximate their fair value due to the short maturity of such instruments. Loans and advances from related parties and long-term debt also approximate fair value. Except as noted below, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

     Financial instruments which potentially subject the Company to credit risk consist of bank deposits and accounts receivable. Cash is deposited with high credit quality financial institutions. Accounts receivable consist of amounts receivable from trade and other receivables. The Company does not require collateral or other securities to support accounts receivable. The Company estimates its allowance for doubtful accounts based on the analysis of specific accounts and its operating history.

     The Company is subject to credit risk as it earns revenue from a limited number of customers. For the year ended December 31, 2004, 38% (2003: 72%) of revenues were earned from one customer in each year. As at December 31, 2004, accounts receivable included $1,155,280 (2003: $48,902) due from these customers.

     BASIC AND DILUTED LOSS PER SHARE

     The Company reports basic and diluted loss per share in accordance with FAS No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the period. The effect of diluted shares is not shown as they would be anti-dilutive.

     NEW ACCOUNTING STANDARDS

     Management does not believe that any recently issued but not yet effective accounting standards if currently adopted could have a material affect on the accompanying financial statements.

NOTE 3 ACQUISITION OF SWEET VALLEY FOOD INC. ASSETS AND BUSINESS

     Pursuant to an Asset Purchase Agreement dated May 25, 2004, and an Amended Agreement dated June 21, 2004, MGH acquired substantially all of the assets and business of Sweet Valley. The acquisition has been accounted for using the purchase method of accounting. Under this method, the shares issued are valued at the fair value of the assets and liabilities acquired determined at July 1, 2004, based on the assets and liabilities of Sweet Valley as follows:

                                                               July 1, 2004
                                                                Fair Value
                                                                 Acquired
                                                          --------------------
              Inventory                                  $          210,956
              Property, plant and equipment                         268,713
              Intangible assets                                     574,541
              Goodwill                                              553,055
              Assumed liabilities                                   (77,650)
                                                          --------------------
              Fair value of net assets acquired                   1,529,615
              Deferred income taxes                                (233,547)
                                                          --------------------
                                                         $        1,296,068
                                                          ====================

NOTE 3 ACQUISITION OF SWEET VALLEY FOOD INC. ASSETS AND BUSINESS - (CONT'D)

        Consideration paid
          Cash                                                        $  273,024
          Acquisition costs                                               72,904
          Accounts payable                                                12,640
          Exchangeable shares to be issued at fair value - Note 10       937,500
                                                                      ----------
                                                                      $1,296,068
                                                                      ==========

     The expenses relating to the accounts payable portion that form part of the Consideration paid noted above were incurred by a subsidiary of the Company subsequent to June 30, 2004.

NOTE 4 ACQUISITION OF BAYSHORE FOODS, INC.

     Pursuant to a Share Purchase Agreement dated July 1, 2004, the Company acquired all of the capital stock of Bayshore. The acquisition has been accounted for using the purchase method of accounting. Under this method, the promissory note and the shares issued are valued at the fair value of the assets and liabilities acquired determined at August 20, 2004, based on the assets and liabilities of Bayshore as follows:

                                                            August 20, 2004
                                                              Fair Value
                                                               Acquired
                                                           ------------------
              Cash                                         $           5,360
              Other current assets                                   194,186
              Intangible assets                                      676,253
              Goodwill                                               230,650
              Assumed liabilities                                   (206,649)
                                                           ------------------
              Fair value of 100% interest acquired                   899,800
              Deferred income taxes                                 (229,801)
                                                           ------------------
                                                           $         669,999
                                                           ==================
              Consideration paid:
                  Promissory note (CDN$350,000)            $         269,999
                  Shares issued at fair value                        400,000
                                                           ------------------
                                                           $         669,999
                                                           ==================

NOTE 5 PROPERTY, PLANT AND EQUIPMENT


                                                         Accumulated
                                                   Cost  Amortization    Net
                                              --------- ------------ ---------
         Processing equipment                 $391,567    $58,735     $332,832
         Warehouse equipment                    18,926      1,892       17,034
         Computer equipment                        973        146          827
         Leasehold improvements                 30,553      1,527       29,026
                                              --------- ------------ ---------
                                              $442,019    $62,300     $379,719
                                              ========= ============ =========

NOTE 6 INTANGIBLE ASSETS


                                                         Accumulated
                                                   Cost  Amortization    Net
                                              --------- ------------ ---------
         Trademarks                           $768,474    $23,255     $745,219
         Customer lists                        550,792     50,063      500,729
                                              --------- ------------ ---------
                                            $1,319,266    $73,318   $1,245,948
                                              ========= ============ =========

NOTE 7 LOANS FROM RELATED PARTIES

     Loans from related parties include $13,199 due to a director and shareholder of the Company, which is unsecured, bears interest at 10% per annum and is due within seven days of notice. The Company has been provided a line of credit from this director up to $20,000 on these terms. The shareholder has agreed to waive the interest charge for the year ended December 31, 2004 of $1,004.

     Loans from related parties also includes advances of $168,029 due to a company controlled by the director and shareholder. These advances are unsecured, non-interest bearing and have no terms of repayment.

NOTE 8 ADVANCES FROM RELATED PARTY

     These advances are non-interest bearing, unsecured and have no specific terms of repayment. These advances are due to a corporation that was acquired by the Company on February 28, 2005 (Note 16).

NOTE 9 LOANS PAYABLE   NOTE 16
                                                                    2004    2003
                                                                 --------  -----
    Loan payable, which is unsecured, bearing interest at 11% per annum payable monthly. Principal of Cdn$350,000 is due by August 20, 2006. Included in accrued liabilities is $11,357 of accrued interest on this loan.
                                                                  $291,181  $ -

    Loan  payable,  which is  unsecured,  bearing  interest at prime  plus  3% per  annum  and is  repayable  in  monthly principal  instalments of $4,333 (Cdn$5,208) plus interest to February 15, 2006.
                                                                    60,580    -
                                                                 --------  -----
                                                                   351,761    -
    Less: current portion                                           51,993    -
                                                                 --------  -----
                                                                  $299,768  $ -
                                                                 ========  =====

NOTE 10 CAPITAL STOCK - NOTES 3 AND 4

     SHARE ISSUANCES

     Common stock issued, par value and additional paid-in capital have been retroactively adjusted for a forward stock split approved by the Company on September 29, 2003, allocating nine more shares for each one share held. On August 16, 2004, the Company approved the increase of its authorized voting common stock to 15,000,000 shares, and the authorization of 4,000,000 non-voting preferred stock at $0.001 par value.

     During the year ended December 31, 2004, the Company issued 130,000 restricted shares of its common stock to four directors of the Company for services valued at $118,750. The Company also issued 30,500 restricted shares of its common stock at $1.50 per share for cash of $45,750.

     On August 20, 2004, the Company issued 400,000 shares of common stock valued at $400,000, pursuant to an agreement dated July 1, 2004, to purchase all of the issued and outstanding shares of Bayshore.

     On July 16, 2004, MGH amended its articles of incorporation to create a new class of stock in the capital of MGH of Non-voting exchangeable shares ("Exchangeable shares"). The rights, privileges, restrictions and conditions attaching to the Non-voting exchangeable shares include:

     i) Each exchangeable share may be exchanged for two shares of the Company's common stock;

     ii) On not less than 30 days prior  notice,  MGH may redeem  some or all of
     the   outstanding   exchangeable   shares   ("Redemption")   at  $1.25  per
     exchangeable share;

     iii) Holders of exchangeable shares shall have until the 10th day immediately preceding the Redemption to elect to exchange the exchangeable shares for Company common stock.

     On July 27, 2004, MGH completed the acquisition of the business and all the assets (the "Sugar Business Assets") of the sugar division of Sweet Valley Foods Inc. The consideration paid for the Sugar Business Assets by MGH included 750,000 exchangeable shares.

     The number of shares of common stock of the Company issued and outstanding at December 31, 2004 do not include the 750,000 exchangeable shares of MGH that are exchangeable into 1,500,000 shares of the Company's common stock. The value of these shares are shown as a separate component in the equity section of the balance sheet.

     SHARE PURCHASE OPTIONS

     The Company has a share purchase option plan, which authorizes the board of directors to grant shares as incentive share purchase options to directors, officers and employees. The exercise price of the options is determined by the fair market value of the shares at the date of the grant.

     During the year ended December 31, 2004, the change in share purchase options outstanding was as follows:



                                                                                    Weighted
                                                                                     Average
                                                                                    Exercise
                                                                       Shares         Price
                                                                      ----------  ------------
         Options outstanding at December 31, 2003                            -      $    -
         Granted                                                       $165,000       1.23
                                                                      ----------  ------------
         Options outstanding and exercisable at December 31, 2004      $165,000      $1.23
                                                                      ----------  ------------


     At December 31, 2004, 165,000 share purchase options were outstanding to directors, entitling them to purchase one share of the Company's common stock at prices ranging from $1.00 to $1.50 per share. 60,000 of these share purchase options expire on July 2, 2009, 30,000 on July 27, 2009, and 75,000 on December 23, 2009.

     A stock-based compensation charge of $31,815, associated with the granting of the 165,000 options, has been recognized in the financial statements and are included as directors fees for the year ended December 31, 2004.

     The fair value for those options was estimated at the date of the grant using the following weighted-average assumptions:

     Volatility factor of expected market price of company's shares          0%
     Dividend yield                                                          0%
     Weighted-average expected life of stock options                    5 years
     Risk-free interest rate                                       3.28% - 3.5%

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including share price volatility. As the Company's shares are not currently traded in a public market, the minimum value method was used to determine the fair value of the stock options, which does not consider the volatility of the Company's share price. The Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect fair value estimates.

NOTE 11 NON-CASH TRANSACTIONS - NOTES 3 AND 4

     Investing and financing activities that do not have a direct impact on current cash flows are excluded from the cash flow statement. The following transactions were excluded during the year ended December 31, 2004:

     a) The Company issued 30,000 shares of its common stock at a deemed value of $18,750 as consideration for directors services;

     b) The Company issued 400,000 shares of its common stock at a deemed value of $400,000 pursuant to the acquisition of Bayshore;

     c) The Company issued 100,000 shares of its common stock at a deemed value of $100,000 as consideration for directors services; and,

     During the period ended December 31, 2003, the Company issued 175,000 common shares at $0.10 per share for consulting fees incurred of $17,500. The Company also issued 4,000,000 common shares at $0.01 per share to related parties for consulting fees incurred of $40,000.

NOTE 12 DEFERRED INCOME TAXES

     At December 31, 2004, the Company and its subsidiaries has net operating loss carryforwards, which expire commencing in 2010 and 2022, totalling approximately $520,600. The benefit of a portion of these losses related to active subsidiaries has been recorded in the consolidated financial statements commencing in the year ended December 31, 2004. The Company has also recorded deferred tax liabilities related to the acquisitions of Sweet Valley's net assets and Bayshore.

     The following table summarizes the significant components of the Company's deferred tax assets and liabilities:

                                                            2004           2003
                                                         ---------   -----------
             Deferred Tax Assets:
                 Non-capital losses carryforward          $182,200    $  29,200
                 Other deductible differences               11,000            -
             Valuation allowance for deferred tax asset   (117,308)     (29,200)
                                                         ---------   -----------
                                                          $  75,892    $      -
                                                         =========   ===========

             Deferred Income Tax Liabilities:
                 Trademarks                               $ 272,046    $      -
                 Customer lists                             184,557           -
                                                         ---------   -----------
             Total deferred income tax liabilities          456,603           -
             Less: current portion                          (56,500)          -
                                                         ---------   -----------
                                                          $ 400,103    $      -
                                                         =========   ===========

     In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the future taxable income during the years in which the temporary differences are deductible. To the extent that management believes that the realization of deferred income tax assets does not meet the more likely than not realization criterion, a valuation allowance is recorded against the deferred tax assets.

     Total income tax recovery (expense) varies from the amounts that would be computed by applying the statutory income tax rate to income before income taxes for the following reasons:


                                                                                     2004        2003
                                                                               -----------  ---------
             Average Statutory income tax rate                                       35.0%      35.0%
                                                                               ===========  =========
             Income tax recovery on income before income taxes                 $  184,975    $ 29,180
             Increase (decrease) in income taxes resulting from:
                 Change in the valuation allowance for future
                  income tax assets                                               (43,984)    (29,180)
                 Amortization of trademarks                                        (9,000)          -
                 Amortization of customer lists                                   (19,000)          -
                 Other non-taxable amounts                                         (7,420)          -
                                                                               -----------  ---------
             Deferred Income tax recovery                                      $  105,571    $      -
                                                                               ===========  =========


NOTE 13 RELATED PARTY TRANSACTIONS - NOTES 7, 8, 10 AND 16

     a) Included in accounts receivable are $211,459 (2003: $Nil) owing from companies which are controlled, or which were formerly controlled, by directors of the Company.

     b) Included in accounts payable is $842,889 (2003: $Nil) owing to a corporation that is 25% owned by a director of the Company. These amounts result from a financing arrangement, whereby SVFC purchases raw material from the corporation which is providing a line of credit arrangement to SVFC. The amounts payable are secured against the assets of SVFC. Included in purchases is $1,482,219 (2003: $Nil) from the corporation. Included in interest expense is $59,153 (2003: $Nil) which represents the mark-up charged by the corporation for these purchases.

     c) During the year ended December 31, 2004, the Company made sales of $230,660 and had purchases of $34,583 from a company controlled by a director of the Company.

     d) Included in purchases is $34,583 representing purchases from a company that as of February 28, 2005, is now wholly-owned by MCI (Note 16).

     e) During the period ended December 31, 2003, the Company was charged $40,000 for consulting services related to the organization and formation of the Company by directors and a shareholder of the Company. These fees were settled by the issuance of 4,000,000 common shares at $0.01 per share.

NOTE 14 LEASE COMMITMENT

     The Company leases premises under an agreement which expires in July 2005. Lease commitments for the year ended December 31, 2005 are $34,956.

NOTE 15 CONTINGENCIES

     a) An action was commenced in July 2004 against a company, that as of February 28, 2005, is now wholly-owned by a subsidiary of the Company (See
     Note 16). Co-defendants in this action also included former officers, directors and shareholders of the company and another corporation controlled by these individuals. The plaintiffs involved in this action claimed they are owed a commission for the sale of the company. A former director and officer of the company has indemnified the company from any and all harm that may be caused against the company from this action, if any, and is defending this claim on behalf of the company and the other co-defendants. This action was stayed by courts in February 2005. The Company believes it is not liable in respect of this claim. In January 2005, the company and the Company's largest shareholder commenced an action against the co-defendants for damages resulting from breach of contract and misrepresentation. As the outcome of these claims are not determinable, no provision has been made in these financial statements.

     b) The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the Company's financial position, results of operations or cash flows.

NOTE 16 SUBSEQUENT EVENTS - NOTE 1

     a) Subsequent to December 31, 2004, the Company agreed to issue 1,005,500 restricted common shares at a deemed value of $1,005,500, to directors, officers and employees for future services and performance bonuses.

     b) Subsequent to December 31, 2004, the Company granted 65,000 stock purchase options, exercisable at weighted average price of $1.12 per share, for a period of five years, to two employees of the Company.

     c) On January 4, 2005, the Company executed an agreement to repay the $291,181 loan payable, prior to maturity date, at a discount. The Company paid $285,000 and received a full and final release.

     d) On October 4, 2004, the Company and its wholly-owned subsidiary entered into an agreement to purchase all of the issued and outstanding shares of LF Acquisition Corp., LF Licensed Products Inc., and LF Brands Inc. in consideration for 10,000,000 Class A Preferred Shares of MCI ("Class A Preferred Shares"), which MCI has agreed to form. On February 28, 2005, the Company and MCI completed the acquisition of LF Acquisition Corp., LF Licensed Products Inc., and LF Brands Inc., effective January 1, 2005. The rights, privileges, restrictions and conditions attaching to the Class A Preferred Shares include:

     i) the holders of the Class A Preferred Shares shall be entitled to receive, from the net profits of MCI, dividends of the annual rate of CDN$0.045 per share per annum payable quarterly and accruing until paid;

     ii) each Class A Preferred Share shall be retractable, after 7 years, at the option of the holder thereof at CDN$1.00 per share plus accrued dividends.

     Pursuant to the provisions of the agreement, the Company has agreed to guarantee all of the obligations of MCI to the vendors, including, but not limited to, the (i) obligation to pay dividends regarding the Class A Preferred Shares to be issued by MCI, if and when declared, and (ii) redemption of the Class A Preferred Shares by MCI and payment of the applicable retraction price. Additionally, the Company has agreed to guarantee an operating line of credit in the amount of CDN$2,000,000 extended by a chartered bank to a wholly-owned subsidiary of LF Acquisition Corp. and a loan agreement in the amount of CDN$1,778,884 to LF Acquisition Corp. by a company controlled by a company director and shareholder. The line of credit and the loan are secured by the assets of the subsidiary and guaranteed by one of the vendors.

     e) On February 28, 2005, MCI acquired all of the issued and outstanding shares of Loretta Baking Mix Products Inc., an Ontario corporation, including its wholly-owned subsidiary Loretta Baking Mix Products Ltd.
     ("LBMP"), a Michigan corporation, for consideration of CDN$100, from a director of the Company.

     f) On December 24, 2004, LBMP and MB Monroe Properties Inc., a Michigan corporation ("MB Properties"), entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Monroe Bank & Trust, a Michigan Banking Association ("Monroe Bank"), to acquire from Monroe Bank all of the assets and business (the "Assets"), of Amendt Corporation, a Michigan Corporation. Under the terms of the Asset Purchase Agreement, Monroe Bank agreed to sell to LBMP all the personal property (the "Personal Property"), including but not limited to equipment, inventory, accounts receivable and intellectual property, and to MB Properties all the real property (the "Land & Building") formerly-owned by Amendt Corporation. The consideration to be received by Monroe Bank from LBMP for the Personal Property is $415,000 cash and 10,000 shares of non-voting Class A Preferred Stock of LBMP (the "Class A Preferred Stock"). On March 9, 2005, LBMP completed the acquisition of the Personal Property in escrow and on March 15, 2005, all the escrow requirements were fulfilled. On March 9, 2005, the Company also granted 350,000 options, to acquire 350,000 restricted shares of the capital stock of the Company at a per share price of $4.00 per share, to the former president of Amendt Corporation who agreed to serve as a consultant to the Company. The stock options expire in March, 2010.

     The rights, privileges, restrictions and conditions attaching to the Class A Preferred Stock include:

     i) in the event of the liquidation, dissolution or winding up of LBMP, the shares shall be entitled to a distribution equal to $100 per share before any payment is made to holders of LBMP common stock or any other class or series of LBMP stock;

     ii) each holder may redeem, out of the earned funds of LBMP, ten (10%) percent, annually, of the number of shares of Class A Preferred Stock originally issued to the holder, at $100 per share, commencing on December 31 of the calendar year that follows the issued date of the shares of Class A Preferred Stock and each December 31 thereafter, until all of the number of shares.

     g) On March 9, 2005, LBMP, the Company and Caithness Financial Services Ltd., an Ontario corporation ("Caithness"), entered into a secured loan agreement (the "Secured Loan Agreement"). Under the terms of the Secured Loan Agreement:

     i) Caithness has agreed to loan LBMP $880,000 (the "Loan") due on or before February 1, 2006 with interest at a rate of 12% per annum, payable monthly;

     g) - (cont'd)

     ii) In consideration for entering into Secured Loan Agreement, LBMP agreed to pay Caithness a bonus payment of $80,000 to be held back from the advances of the loan principal. In addition, LBMP shall pay bonus payments to Caithness of 2% of the principal amount then outstanding on each of December 1, 2005, January 1, 2006, and a 5% bonus payment of February 1, 2006;

     iii)LBMP is required to use the proceeds from the Loan to purchase the Personal Property, to repay an advance from MB Properties and for general working capital purposes; and

     iv) LBMP and the Company have each granted a first security interest in favor of Caithness over all LBM's and the Company's assets. A director of the Company has also personally guaranteed the Loan.

     h) On February 25, 2005, LBMP entered into a lease agreement (the "Lease Agreement") with MB Properties, effective March 9, 2005 with terms and conditions as follows:

     i) MB Properties has agreed to lease LBMP the Land and Building for a term of ten years, with the option to extend lease for two additional five year terms;

     ii) Net lease payments shall commence at $124,000 per year, payable monthly, and increasing at a rate of 5% per year;

     iii)The Company has agreed to guarantee the lease payments payable by LBMP pursuant to the terms and conditions of the Lease Agreement and has agreed to pledge 600,000 restricted shares of its common stock to be held in escrow as security; and,

     iv) As an inducement to MB Properties to acquire the Land & Building from Monroe Bank and to lease the Land and Building to LBMP, the Company has granted 350,000 options (the "MB Options") to acquire 350,000 restricted shares of the capital stock of the Company a $1.50 per share. The MB Options expire in February, 2012.

     i) Pursuant to a letter of agreement dated April 15, 2005, the Company commenced a private placement of up to 3,703,704 subscription receipts of the Company (the "LFG Subscription Receipts") at a price of CDN$0.27 per receipt for gross proceeds of CDN$1,000,000 (the "LFG Private Placement"). The Company has engaged Dundee Securities Corporation (the "Agent") in connection with the LFG Private Placement who will be paid a commission of 8% of gross proceeds. In addition, the Agent will be granted agents' options (the "LFG Agents' Options") to purchase 10% of the number of LFG Subscription Receipts issued at a price of CDN$0.27 per share for a period of eighteen months. Each three LFG Subscription Receipts will entitle the holder to receive, for no additional consideration, one Company Common Share as follows: (i) at any time upon written notice from a holder to the Company; (ii) automatically concurrent with the closing of the Takeover (defined below) such that each holder will receive shares of the Company's common stock that will be exchanged pursuant to the Takeover into Tremblant common Shares (defined below), or pursuant to another business combination with a public entity; (iii) automatically concurrent with the listing of the Company's common stock ; or (iv) at any time as determined by the Agent in their sole discretion.

     j) On April 15, 2005, the Company, certain shareholders of the Company, the holders of the MGH Exchangeable Shares and the MCI Class A Preferred Shares, and CPVC Tremblant Inc. ("Tremblant"), an Alberta corporation, have entered into a letter agreement pursuant to which Tremblant has agreed to acquire all the issued and outstanding shares of the Company's common stock, the Company's subsidiaries' MGH Exchangeable Shares and MCI Class A Preferred Shares (the "Takeover").

     Tremblant is a capital pool company that completed its initial public offering on August 30, 2004. The common shares of Tremblant (the "Tremblant Common Shares") are listed on the TSX Venture Exchange Inc. ("TSX Venture"). Tremblant currently has outstanding 9,700,000 common shares and stock options to acquire 970,000 Tremblant Common Shares at a price of CDN$0.25 per share (the "Tremblant Stock Options") until May 31, 2009. Tremblant also has outstanding agent's options to acquire 300,000 Tremblant Common Shares at a price of CDN$0.25 per share (the "Tremblant Agent's Options") until February 28, 2006.

     The Takeover is expected to constitute a Qualifying Transaction of Tremblant as defined in Policy 2.4 of the TSX Venture Corporate Finance Manual. Pursuant to the terms of the Takeover and assuming completion of the maximum LFG Private Placement:

     i) the holders of the shares of the Company's common stock will receive three Tremblant Common Shares with a deemed value of CDN$0.27 per share for each share owned for an aggregate of 23,541,204 Tremblant Common Shares;

     ii) the holders of the MCI Class A Preferred Shares will receive 50,000,000 Tremblant Common Shares with a deemed value of CDN$0.27 per share;

     iii)the holders of the MGH Exchangeable Shares will receive 4,500,000 Tremblant Common Shares with a deemed value of CDN$0.27 per share;

     iv) Certain of the outstanding stock options of the Company shall be replaced with 1,740,000 stock options of Tremblant, with an exercise price of no less than CDN$0.40 per share, and the outstanding LFG Agent's Options will be replaced with 370,370 agents options of Tremblant, with an exercise price of CDN$0.27 per share; and,

     v) the MB Options will be cancelled and replaced with share purchase warrants of Tremblant with terms to be determined.

     Pursuant to the Takeover, Tremblant has also agreed to continue under the laws of the Canada (the "Continuance"), to change its name to a name to be determined by the Company (the "Change of Name"), and to consolidate the Tremblant Common Shares on the basis of one new common share for each five existing Tremblant Common Shares (the "Consolidation") all subject to shareholder and regulatory approval.

     The completion of the Takeover is subject to the approval of TSX Venture and all other necessary regulatory approval. The completion of the Takeover is also subject to additional conditions precedent, including but not limited to: (i) shareholder approval of Tremblant for the Takeover, the Continuance, the Change of Name, and the Consolidation; (ii) shareholder approval of the Company; (iii) satisfactory completion of due diligence reviews by the Company and Tremblant; (iv) board of directors approval of the Company and Tremblant; (v) the entering into of a formal share exchange agreement and lock-up agreements with sufficient holders of the issued and outstanding shares of the Company's common stock and 100% of the MGH Exchangeable Shares and MCI Class A Preferred Shares; (vi) the entering into of employment agreements and non-competition agreements with certain key personnel of the Company; and, (vii) the completion of the LFG Private Placement for proceeds of CDN$1,000,000.

                                  EXHIBIT INDEX

Exhibit No.      Description                                                        Page
-----------      -----------                                                        ----

3.1              Certificate of Incorporation (1)

3.2              Amendment to Certificate of  Incorporation  filed September 29,
                 2003 (1)

3.2.1            Amendment to Certification  of  Incorporation  dated August 16,
                 2004 (increase authority and establish Preferred) (8)

3.2.2            Amendment to  Certificate of  Incorporation  filed February 28,
                 2005 (2)

3.3              By-Laws (1)

                 New Adopted By-Laws (2)

                 Monaco Group Inc. 2004 Stock plan (2)

4.1              Specimen Common stock certificate (1)

10.2             Asset Purchase Agreement dated May 25, 2004 by and among Monaco
                 Group  Inc.,  MG Holdings  Inc.,  and Sweet  Valley  Foods Inc.
                 (Sweet Valley Acquisition) (3)

10.3 Asset Purchase Amending Agreement dated June 21, 2004 by and among Monaco Group Inc., MG Holdings Inc., and Sweet Valley
                 Foods Inc. (Sweet Valley Acquisition) (4)

10.4             Share  Purchase  Agreement  dated July 1, 2004  between  Monaco
                 Group Inc. and Amton Inc. (Bayshore Foods acquisition) (5)

10.5             Share Purchase  Agreement  dated October 4, 2004 by and between
                 Monaco Group Inc.,  Burgio Family Holdings Inc.,  Albar Capital
                 Corp. and Monaco (Canada) Inc. (LF Brands, LF Acquisition,  and
                 LF Licensed acquisitions) (6)

                 Share Purchase Agreement dated December 31, 2003 between Burgio
                 Family   Holdings  Inc  and  Mary  Penny  (Loretta  Foods  Ltd.
                 acquisition) (6)

10.7             Agreement to Purchase Real Estate and Personal  Property  dated
                 December 24, 2004, by and between  Loretta  Baking Mix Products
                 Ltd.,  MB Monaco  Properties  Inc.  and  Monroe  Bank and Trust
                 (Loretta Baking Mix acquisition) (7)

10.6 Share Purchase Amending Agreement, dated November 30, 2004, by and among Monaco Group Inc., Burgio Family Holdings Inc., Albar
                 Capital Corp., and Monaco (Canada) Inc. (Amended Share Purchase
                 Agreement) (6)

10.8             Loan Agreement  dated March 9, 2005 between  Loretta Baking Mix
                 Products  Ltd.,  Loretta Food Group Inc., Al Burgio and Cainess
                 Financial Services Limited (7)

10.9             Guaranty,  dated March 9, 2005, made by Loretta Food Group Inc.
                 in favor of Caithness Financial Services Limited (7)

10.10            Security  Agreement,  dated March 9, 2005, made by Loretta Food
                 Group Inc. in favor of Caithness Financial Services Limited (7)

10.11            Lease  Agreement dated February 25, 2005 between Loretta Baking
                 Mix Products Ltd.,  Monaco Group Inc., and MB Monroe Properties
                 Inc. (7)

10.12            Engagement  Agreement,  dated April 15,  2005,  between  Dundee
                 Securities Corporation and Loretta Food Group Inc. (9)

10.13            Letter Agreement,  dated April 15, 2005, between CPVC Tremblant
                 Inc. and Loretta Food Group Inc. (9)

10.14            Sponsorship  Agreement,  executed  on April 15,  2005,  between
                 Raymond James Ltd.,  CPVC Tremblant Inc. and Loretta Food Group
                 Inc. (9)



14               Code of Ethics                                                     EX-14

21               Listing of Company Subsidiaries                                    EX-21

32.1             Certification  Pursuant to 18 U.S.C.  Section  1350. As Adopted
                 Pursuant  to  Section  906 of the  Sarbanes-Oxley  Act of 2002,
                 signed by the Chief Executive Officer.                             EX-32.1

32.2             Certification  Pursuant to 18 U.S.C.  Section  1350. As Adopted
                 Pursuant  to  Section  906 of the  Sarbanes-Oxley  Act of 2002,
                 signed by the Chief Financial Officer.                             EX-32.2

99.1             Listing of Company Intellectual Properties                         EX-99.1

99.2             Audit Committee Charter                                            EX-99.2

99.3             Compensation Committee Charter                                     EX-99.3

99.4             Whistleblower Policy                                               EX-99.4

99.5             Governance and Nominating Committee Charter                        EX-99.5


(1) Included as exhibit to SB-2 registration statement filed November 17, 2003 incorporated herein by reference

(2) Included as exhibit to DEF 14A Proxy Statement filed December 13, 2004 incorporated herein by reference

(3)              Included   as  exhibit  to  8K  report   filed  May  28,   2004
                 incorporated herein by reference

(4) Included as exhibit to 8K/A report filed June 22, 2004 incorporated herein be reference

(5)              Included   as  exhibit   to  8K  report   filed  July  2,  2004
                 incorporated herein by reference

(6) Included as exhibit to 8K report filed October 8, 2004 and 8K/A report filed December 2, 2004 incorporated herein by reference

(7)              Included  as  exhibit  to  8K  report   filed  March  16,  2005
                 incorporated herein by reference

(8) Included as exhibit to 10QSB filed August 19, 2004 incorporated herein by reference

(9)              Included  as  exhibit  to  8K  report   filed  April  19,  2005
                 incorporated herein by reference